Form 10QSB
period 1999-07-31
AMERI-CAN RAILWAY SYSTEMS INC
filed 1999-09-21
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM  10-QSB


           Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934



              For the Quarterly Period Ended    JULY 31,1999

                    Commission File Number 000-25967



                    AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
            (Exact name of registrant as specified in its charter)




           NEW HAMPSHIRE                             14-1805077
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)



           100 WALNUT STREET, CHAMPLAIN, NEW YORK        12919
          (Address of principal executive offices)    (Zip Code)


                                  (518) 298-2042
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                X Yes            No



State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                  Outstanding as of  JULY 31, 1999

        Common Stock                          10,017,989

                              FORM 10-QSB

                  AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                             JULY 31, 1999



                                 INDEX


Part I Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of
               July 31, 1999

               Consolidated Statements of Income
               for the Three-Months and Six-Months
               ended July 31, 1999 and 1998

               Consolidated Statements of
               Stockholders' Deficit

               Consolidated Statements of Cash Flow

               Notes to Consolidated Financial
               Statements

     Item 2.   Management's Discussion and Analysis
               of Results of Operations and Financial
               Condition


Part II Other Information

     Item 1.   Legal Proceedings

     Item 4.   Submission of Matters to a Vote
               Of Security Holders

     Item 6.   Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.


             AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                  (A Development Stage Company)

                      BALANCE SHEET (UNAUDITED)

                                ($US)

                      ASSETS


                                                      July 31, 1998            July 31, 1999


CURRENT
  Cash in bank                                          $     954                $  29,487

OTHER ASSETS
  Non-compete agreements (Note 5)                               1                        1
                                                        ---------                ----------

                                                        $     955                $  29,488
                                                        =========                ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued liabilities              $     301                  $12,957
  Due to officer (Note 5)                                       -                    4,760
  Note payable (Note 3)                                    50,000                   50,000
                                                        ---------                ----------
                                                           50,301                   67,717
                                                        ---------                ----------
COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)

STOCKHOLDERS' DEFICIT
  Preferred stock, $.0001 par value -
    25,000,000 shares authorized; none
    outstanding
  Common stock - $.0001 par value - 50,000,000
    shares authorized; 8,726,489 and 10,017,989
    outstanding                                               873                    1,002
  Additional paid in capital                              486,698                  842,927
  Deficit - accumulated during the
    development stage                                    (536,917)                (882,158)
                                                        ----------                ---------
                                                          (49,346)                 (38,229)
                                                        ----------                ---------
                                                        $     955                 $ 29,488
                                                        ==========                =========

                        See accompanying notes

Approved:

_________________________ Director



               AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                  (A Development Stage Company)

                    STATEMENT OF LOSS (UNAUDITED)

                              ($US)


                                           From the Inception                                     From the Inception
                                            of Incorporation                                       of Incorporation
                                             May 4, 1998 to             Six Months Ended            May 4, 1998 to
                                              July 31, 1998               July 31, 1999              July 31, 1999

   SALES                                      $          0                $         0                 $       0
                                              -------------               ------------                ---------
   EXPENSES
     Officers' compensation (Note 5)                42,667                    103,000                   257,500
     Professional fees (Notes 3 and 8)             492,658                     15,070                   600,506
     Development expenses                                -                      4,499                    12,355
     Rent and telecommunications                     1,572                      3,385                     6,501
     General                                             -                      4,286                     4,997
     Bank charges                                       20                        140                       299
                                              -------------               ------------                ---------
   TOTAL EXPENSES                                  536,917                    130,380                   882,158
                                              -------------               ------------                ---------

   NET LOSS                                   $   (536,917)               $  (130,380)                $(882,158)
                                              =============               ============                ==========
   LOSS PER SHARE (BASIC):
     Net loss                                 $       (.07)               $      (.01)
                                              =============               ============

   LOSS PER SHARE (DILUTED):
     Net loss                                 $       (.07)               $      (.01)
                                              =============               ============

   WEIGHTED AVERAGE SHARES OUTSTANDING           7,578,850                  9,894,406
                                              =============               ============


                        See accompanying notes



               AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                  (A Development Stage Company)

                    STATEMENT OF LOSS (UNAUDITED)

                              ($US)


                                           From the Inception
                                            of Incorporation
                                             May 4, 1998 to           Three Months Ended
                                              July 31, 1998               July 31, 1999

   SALES                                      $          0                $         0
                                              -------------               ------------
   EXPENSES
     Officers' compensation (Note 5)                42,667                     51,500
     Professional fees (Notes 3 and 8)             492,658                     13,049
     Development expenses                                -                        298
     Rent and telecommunications                     1,572                      1,748
     General                                             -                      4,209
     Bank charges                                       20                         26
                                              -------------               ------------
   TOTAL EXPENSES                                  536,917                     70,830
                                              -------------               ------------

   NET LOSS                                   $   (536,917)               $   (70,830)
                                              =============               ============
   LOSS PER SHARE (BASIC)
     Net loss                                 $       (.07)               $      (.01)
                                              =============               ============

   LOSS PER SHARE (DILUTED):
     Net loss                                 $       (.07)               $      (.01)
                                              =============               ============

   WEIGHTED AVERAGE SHARES OUTSTANDING           7,578,850                 10,017,667
                                              =============               ============


                        See accompanying notes




                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                    (A Development Stage Company)
          STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (NOTES 5 AND 7)
                                  ($US)


From Inception of                                                      Additional                     Total
Incorporation May 4, 1998                       Common Stock           Paid-In                        Stockholders'
to July 31, 1998              Date           Shares        Value       Capital         Deficit        Deficit

Balance - May 4, 1998                             0       $    0     $       0     $       0       $       0

Net loss                                          0            0             0      (536,917)       (536,917)

Common stock for
acquisition of assets of
Ameri-can Equipment
Sales & Leasing Inc.,
valued at $.00 per share      5/11/98        50,000            5            (5)             0               0

Common stock for acquisition
of patents and non-compete
agreement, valued at $.00
per share                     5/11/98     4,520,239          452           (452)            0               0

Stock options issued to
officer for 50,000 shares,
valued at $.10 per share      5/20/98             0            0          5,000             0           5,000

Stock options issued to
officer for 115,000 shares,
valued at $.10 per share      5/29/98             0            0         11,500             0          11,500

Common stock sold for
$.001 in cash, valued at
$.10 per share                 6/1/98     1,941,250          194        193,931             0         194,125

Exercise of options for
42,250 shares at $.0001        6/1/98        42,250            4              0             0               4

Common stock for lock-up
agreement, valued at $.10
per share                      6/1/98         6,500            1            649             0             650

Common stock for service
contracts, valued at $.10
per share                      6/1/98       251,250           25         25,100             0          25,125

Common stock sold for
$0.0001 in cash, valued
at $.10 per share             6/20/98     1,915,000          192        191,308             0         191,500

Stock options issued
for 500,000 shares for
consulting services,
valued at $.10 per share       7/1/98             0            0         50,000             0          50,000

Officers' compensation
contributed to capital                            0            0          9,667             0           9,667
                                        -----------      --------      ---------    ----------      ----------
Balance - July 31, 1998                   8,726,489      $   873       $486,698     $(536,917)      $ (49,346)
                                        ===========      ========      =========    ==========       =========


                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                    (A Development Stage Company)
          STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)(NOTES 5 AND 7)
                                  ($US)


                                                                      Additional                     Total
                                               Common Stock           Paid-In                        Stockholders'
                             Date           Shares        Value       Capital         Deficit        Deficit


Six Months Ended July 31, 1999

Balance - January 31, 1999               9,726,489       $   973       $698,431     $(751,778)      $ (52,374)

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              3/22/99         2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              3/30/99         5,000             1          4,999             -           5,000

Exercise of options for
250,000 shares at $.0001     4/15/99       250,000            25              -             -              25

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              4/21/99         2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              4/28/99        25,000             2         24,998             -          25,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              5/4/99          5,000             1          4,999             -           5,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              5/5/99          2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash valued at
$1.00 per share              5/8/99            500             -            500             -             500

Officers' compensation
contributed to capital                           0             0        103,000             -         103,000

Net loss                                         0             0              0      (130,380)       (130,380)
                                        ----------        ------       --------     ----------       --------
Balance - July 31, 1999                 10,017,989        $1,002       $842,927     $(882,158)       $(38,229)
                                        ==========        ======       ========     ==========       =========

                                    See accompanying notes



                 AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                    (A Development Stage Company)

                STATEMENT OF CASH FLOWS (UNAUDITED)(NOTE 8)
                                 ($US)



                                           From the Inception                                  From the Inception
                                            of Incorporation                                    of Incorporation
                                             May 4, 1998 to             Six Months Ended         May 4, 1998 to
                                              July 31, 1998               July 31, 1999           July 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(536,917)                 $(130,380)             $(882,158)
                                                 ----------                  ---------            -----------
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Officers' compensation                        42,667                    103,000                257,500
      Professional fees                            492,654                          0                492,654
      Changes in assets and liabilities:
        (Increase) in other assets                      (1)                         0                     (1)
        Increase (decrease) in accounts payable
          and accrued liabilities                      301                        (68)                12,957
                                                -----------                 ----------            -----------
TOTAL ADJUSTMENTS                                  535,621                    102,932                763,110
                                                -----------                 ----------            -----------
NET CASH (USED IN) OPERATING ACTIVITIES             (1,296)                   (27,448)              (119,048)
                                                -----------                 ----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                    2,250                     41,525                143,775
  Advances from officer                                  -                      4,760                  4,760
                                                -----------                 ----------            -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES            2,250                     46,285                148,535
                                                -----------                 ----------            -----------

NET INCREASE IN CASH                                   954                     18,837                 29,487
CASH AT BEGINNING OF PERIOD                              0                     10,650                      0
                                                 ----------                 ----------            -----------
CASH AT THE END OF PERIOD                        $     954                  $  29,487              $  29,487
                                                 ==========                ===========            ===========

                           See accompanying notes




                 AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                    (A Development Stage Company)

                STATEMENT OF CASH FLOWS (UNAUDITED)(NOTE 8)
                                 ($US)


                                           From the Inception
                                            of Incorporation
                                             May 4, 1998 to           Three Months Ended
                                              July 31, 1998               July 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $ (536,917)                  $ (70,830)
                                                ----------                  ----------
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Officers' compensation                       42,667                      51,500
      Professional fees                           492,654                           0
      Changes in assets and liabilities:
        Increase in other assets                       (1)                          0
        Increase in accounts payable
          and accrued liabilities                     301                       1,957
                                                ----------                  ----------
TOTAL ADJUSTMENTS                                 535,621                      53,457
                                                ----------                  ----------
NET CASH (USED IN) OPERATING ACTIVITIES            (1,296)                    (17,373)
                                                ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                   2,250                       7,500
  Advances from officer                                 0                       4,760
                                                ----------                  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           2,250                      12,260
                                                ----------                   ---------

NET INCREASE (DECREASE) IN CASH                       954                      (5,113)
CASH AT BEGINNING OF PERIOD                             0                      34,600
                                                 --------                  -----------
CASH AT THE END OF PERIOD                        $    954                   $  29,487
                                                 =========                 ===========

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                  NOTES TO THE FINANCIAL STATEMENTS

                  INFORMATION AS OF JULY 31, 1999 AND FOR
             THE PERIODS ENDED JULY 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)

1. ORGANIZATION

The Company, incorporated on May 4, 1998 in New Hampshire, was formed to manufacture and sell railway level crossings to the railroad industry. The Company is devoting all its efforts to establishing a new business. Planned principal operations have not yet started.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
   INFORMATION

a) Earnings Per Share

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes all such dilutive effects and, as such, is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, to conform to SFAS No. 128 requirements.

b) Stock Based Compensation

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25.

c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d) Revenue Recognition

Revenue is to be recognized when product is shipped FOB shipping point.

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

                  INFORMATION AS OF JULY 31, 1999 AND FOR
             THE PERIODS ENDED JULY 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
   INFORMATION (continued)

e) Income Taxes

The Company will account for income taxes using the asset and liability method as required by FAS 109. Deferred income taxes will reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

f) Start-up Costs

Pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred in the organization and start-up of the Company have been expensed.

g) Average Common Shares Outstanding

The average common shares outstanding is based upon a weighted average number of common shares outstanding. Since the Company had a loss for the periods ended July 31, 1998 and July 31, 1999, all stock options were considered antidilutive.

h)	Basis of Presentation

The financial statements are prepared in accordance with generally accepted accounting principles in the United States.

i) Unaudited Interim Financial Information

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the period from the inception of incorporation May 4, 1998 to January 31, 1999.

3. NOTE PAYABLE

The Company issued a promissory note in the amount of $50,000 as payment to certain consultants for services rendered. The note bears interest at 8% per annum and is payable at the earlier of the Company raising $500,000 of new equity capital or one year from January 1, 1999.

4.  INCOME TAXES

The Company has a loss for the periods ended July 31, 1998 and July 31, 1999, and therefore, the financial statements do not include a provision for income taxes. No deferred tax asset has been recognized in the financial statements as it would be fully offset by a valuation allowance because its ultimate realization is uncertain due to the Company operating in its development stage.

5. RELATED PARTY TRANSACTIONS

On May 11, 1998 the Company acquired certain assets which comprised of the rights to the contractual relationship Ameri-Can Equipment Sales and Leasing Inc. has with Geismar, industry relationships, goodwill, and application experience in exchange for 50,000 shares of the Company from Ameri-Can Equipment Sales and Leasing Inc. ("AEL"), a Canadian corporation. Although "AEL" and the Company at the time of sale had one hundred percent common ownership, the Company is, in management's opinion, not a successor company to "AEL". "AEL" is engaged in a completely different business apart from the Company's railway communications and signaling business. Additionally, the Company issued to the principal shareholder 4,520,239 shares of its $0.0001 par value common stock. These shares were issued in reliance on the "private placement" exemption under the Securities
Act of 1933, as amended ("the Act), in exchange for certain assets including the assignment of patents and a non-compete agreement.
Since the assets acquired pursuant to this transaction had no carrying value at the date of transfer, no value has been reflected in the accompanying financial statements for the transaction.

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

                  INFORMATION AS OF JULY 31, 1999 AND FOR
             THE PERIODS ENDED JULY 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)


5. RELATED PARTY TRANSACTIONS (continued)

On June 1, 1998, 1,941,250 shares of the Company's stock was purchased by officers, directors and management of the Company for $2,054 plus entering into a non-compete agreement.

In June, 1998 the officer, directors and certain members of the advisory board entered into a "lock-up agreement" with the Company, agreeing to withhold from sale, for a period of two years, any shares of the Company's common stock which they own directly or deemed to own beneficially. For this agreement they each received 500 shares which are not locked up. The total number of these shares locked-up is 6,811,489.

On June 20, 1998 the Company adopted the Equity Incentive Plan to provide directors, officers and certain key employees with additional incentives. 4,500,000 shares of common stock have been reserved for issuance pursuant to stock options and stock awards. The exercise price of all incentive stock options granted may not be less than the fair market value of the underlying common stock at the date of grant. The Equity Incentive Plan will be administered by a committee of two or more non-employee members of the Company's Board of Directors.

On June 20, 1998, 1,915,000 shares of common stock were issued to certain officers, directors and key employees of the Company at $.0001 per share.

Options to purchase 500,000 of the Company's common stock have been granted to certain consultants of the Company. The options have a term of five years and are vested upon the date of the grant. In April, 1999, options for 250,000 shares of the Company's common stock were exercised by the consultants.

The Company has issued stock options to two of its officers. The options are valid for two years expiring in April, 2000. The total shares under option are 122,750 at January 31, 1999.

On February 18, 1999, the Company granted options to purchase 1,469,967 to certain officers and directors of the company. The options have a term of five years and are vested upon the date of grant.

The Company has entered into employment contracts with its executive officers. The terms of the contracts provide for provisions to terminate the parties at any time as stipulated under the conditions of their individual contracts. Mr. Harland's contract is for a term of five years and he is to be compensated in the amount of $100,000 per year plus a bonus. Mr. Ross is contracted for two years and is to be compensated in the amount of $61,000 per year plus quarterly stock options. Mr. Miziolek is compensated in the amount of $45,000 per year plus semi-annual stock options. The compensation packages of the officers shall be reviewed from time to time by the directors of the Company. The officers have agreed to forgo compensation until the Company is successful in raising initial financing in the amount of $1,000,000. The value of these forgone salaries based on the employment contracts amounted to $9,667 for the period from the inception of incorporation, May 4, 1998, to July 31, 1998 and
$51,500 and $103,000 for the three months and six months ended
July 31, 1998, respectively, and has been recorded as additional paid-in capital.

The agreement with Mr. Harland requires the Company to pay $1,000,000 to Mr. Harland if the agreement is terminated.

During the three months ended July 31, 1999, an officer advanced
$4,760 to the company, which is outstanding at July 31, 1999.
The advance is non-interest bearing.

6. CAPITALIZATION OF COMPANY AND MANAGEMENT'S PLANS

The Company is in the developmental stage and therefore has no revenue from operations in the current period. Because of this, the Company faces significant hurtles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $144,000 through July 31, 1999 and anticipates raising an additional funds as required from the sale of its Common Stock pursuant to Rule 504 Regulation D offering exemption. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

                  INFORMATION AS OF JULY 31, 1999 AND FOR
             THE PERIODS ENDED JULY 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)


6. CAPITALIZATION OF THE COMPANY (continued)

The Company has completed it's 10-SB 12G filing registering the Company as a fully reporting company with the SEC. The Company intends to file
Form SB-2 and register 2,000,000 additional shares of Common Stock for sale on the OTCBB. The Company is in negations with a Securities
Brokerage firm and expects to conclude negotiations with the broker in the last quarter of 1999. The Company plans use the proceeds raised from the sale of its stock to fund and expand operations. Management believes sufficient finds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date.
The Company intends to purchase small companies that have products and services that add value and are strategic to the success of the Company's growth. It is intended that these acquisitions of small companies will complement the Company's product and generate ongoing revenue to strengthen the Company's ability to stabilize its stock for its stockholders. The Company is presently in preliminary discussions with its first potential acquisition target, and believes that if successful in raising additional funding, it will be able to successfully acquire the company. However, there is no assurance that the company will be successful in filing form SB-2 and registering 2,000,000 shares of common stock for sale on the OTCBB. Further, if the company is successful, there no assurance that the company will be able to sell any of it's shares.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. However, management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet.

7.  USE OF PROCEEDS FROM ISSUANCE OF STOCK

On June 20, 1998, the Company issued 1,915,000 shares of common stock for $192. The cash was used to fund the start-up activities of the Company.

On November 25, 1998, the Company issued 1,000,000 shares of common stock for $100,000. The proceeds were used to fund the professional fees incurred with the start-up and development of the company.

During the six months ended July 31, 1999, excluding 250,000 shares issued upon the exercise of options, the Company issued 41,500 shares for $41,500. The 41,500 shares of common stock issued included one option to purchase one share of common stock at a price of $1.25 and one option for one share at a price of $1.75. These options are exercisable at any time after May 1,1999, subject to certain conditions, and expire 60 months from that date. The proceeds have been and will be used to fund the start-up and development of the company.

8. SUPPLEMENTAL CASH FLOW INFORMATION

The Company did not make any payments for interest or taxes during the periods ended July 31, 1998 or 1999.

Noncash investing and financing activities consist of the following:


                                                       Period Ended         Three Months Ended     Six Months Ended
                                                       July 31, 1998           July 31, 1999        July 31, 1999

(a)  Officer's compensation recorded as a
contribution to additional paid-in capital                $   9,667                $51,500            $103,000
                                                          =========                =======            ========
(b)  50,000 shares of common stock issued for
acquisition of assets of Ameri-can Equipment
Sales & Leasing, Inc.                                     $       0
                                                          =========
(c)   4,520,239 shares of common stock issued for
acquisition of patents pending and non-compete
agreement from controlling shareholder                    $       0
                                                          =========
(d)   1,941,250 shares of common stock issued and
recorded as officers compensation of $16,500
and professional fees of $175,571.  The value
of $.10 per share (less cash received of
$2,054) is based on similar stock sales                   $ 192,071
                                                           ========
(e)   6,500 shares of common stock issued for lock
up agreement. Shares issued have been valued
at $.10 per share based on similar stock sales            $    650
                                                           ========


                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

                  INFORMATION AS OF JULY 31, 1999 AND FOR
             THE PERIODS ENDED JULY 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)

8. SUPPLEMENTAL CASH FLOW INFORMATION (continued)

                                                          Period Ended
                                                          July 31, 1999

(f)   251,250 shares of common stock issued for
service contracts and recorded as professional
fee expense.  These service contracts were
related to assisting the Company in raising
capital, and these consultants are no longer
utilized by the Company. The value of $.10 per
share has been determined based upon similar
stock sales                                                $ 25,125
                                                           ========

(g)   Note payable issued for consulting services          $ 50,000
                                                           ========
(h)   1,915,000 shares of common stock issued to
consultants and recorded as professional fee
expenses.  The value of $.10 per share
(less cash received of $192) is based
upon similar stock sales                                   $191,308
                                                           ========

(i)   Consulting expense recorded as additional
paid in capital for the issuance of stock
options for 500,000 shares. The value of
$.10 per share is based upon similar stock
sales                                                      $ 50,000
                                                           ========

(j)   Officers compensation recorded as additional
paid-in capital for the issuance of stock
options for 165,000 shares.  The value of $.10
per share is based upon similar stock sales                $ 16,500
                                                           ========

PART 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 2.

2(a)  Plan of Operation

The Company is in the developmental stage and therefore has no revenue from operations in the current period. Because of this, the Company faces significant hurtles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $144,000 through July 31, 1999 and anticipates raising an additional funds as required from the sale of its Common Stock pursuant to Rule 504 Regulation D offering exemption. These funds have been and will continue to be utilized to fund the start-up and development of the Company.


The Company has completed it's 10-SB 12G filing registering the Company as a fully reporting company with the SEC. The Company intends to file Form SB-2 and register 2,000,000 additional shares of Common Stock for sale on the OTCBB. The Company is in negations with a Securities Brokerage firm and expects to conclude negotiations with the broker in the last quarter of 1999. The Company plans to use the proceeds raised from the sale of its stock to fund and expand operations. Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date. The Company intends to purchase small companies that have products and services that add value and are strategic to the success of the Company's growth. It is intended that these acquisitions of small companies will complement the Company's product and generate ongoing revenue to strengthen the Company's ability to stabilize its stock for its stockholders. The Company is presently in preliminary discussions with its first potential acquisition target, and believes that if successful in raising additional funding, it will be able to successfully acquire the company. However, there is no assurance that the company will be successful in filing form SB-2 and registering 2,000,000 shares of common stock for sale on the OTCBB. Further, if the company is successful, there is no assurance that the company will be able to sell any of it's shares.

Management believes sufficient funds are or will be available to sustain Operations for at least the twelve months following the latest balance sheet In the current fiscal year of operation the company anticipates to have raised a total of $200,000 from the sale of its Common Stock pursuant to Rule 504 Regular D Offering exemption. These funds in part were utilized to fund the start-up and development of the Company. The Officers and Directors have not been compensated to date. SEE: Management Compensation included elsewhere herein.

The prime focus of Ameri-Can Railway Systems Inc. (ARS) is private wireless network management for railway traffic control and public safety. ARS designs, develops and commercializes new lines of railroad equipment products based on modern data acquisition, signaling, control and communications technologies. The ARS objective is to build and design "State of the Art," signal systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

The Advance Warning System for railway level crossings is the first commercial product to be offered by ARS, and its technology is the foundation for an extensive family of wayside warning and wayside to train signaling products. The following products are in the design stages and add considerable value for the railway yet are relatively inexpensive to add onto the system because they use the same multi channel computer based wireless communications technology that the level crossing system uses.

Hot box detector: This is a non-contact temperature measurement system, which will add-on to our sensors on the track which will allow the bearing journal temperatures to be monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.


Flat wheel detector: The use of a (vibration) impact sensor can be used to detect wheel with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail occurs.

Wide area networking: Current radio technology can be upgraded to provide a higher speed communications capability and include locomotive mobile radios and work equipment monitoring.

Hazardous Materials Monitoring: Constant monitoring of tank cars or other vessels transporting hazardous materials, e.g. measures of temperature, pressure, evaporation, volatility, decomposition, and so forth.

Inter-modal Reefer Monitoring Systems: This is a wireless monitoring system for refrigerated railway cars (Reefers) which communicate with each ARS crossing system via wireless radio. This allows the reefers to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct any problems before the goods being transported are damaged.

Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad has agreed to test the ARS Advance Crossing System on its main line in Mississauga Ontario Canada. The audit and certification process is expected to take 90 to 180 days. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998 (CPRCNJSAP98-A1). In management's opinion both Canadian railways and their U.S. subsidiaries railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS will offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis to gain approval to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways should open the door for system installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railway's have certified a technology. However, certification does not guarantee market acceptance of ARS's technology.

ARS plans to distribute the Advance Warning System through an exclusive distributorship with Geismar/Modern Track Machinery Inc. (Geismar/MTM). Ameri-can Equipment Sales and Leasing, Inc., transferred its contract with Geismar/MTM to sell the level crossing systems to ARS. The contract is valid until October 1, 2000 and is automatically renewable for an additional five years unless notice is given by either party. Geismar/MTM has a worldwide sales network in over 100 countries. They are a premier manufacturer and distributor of light machinery and railway systems for the railroad industry. They command 60% of the US market and over 70% of the Canadian market. The alliance with Geismar/ MTM will enhance the company's ability to penetrate the market. This relationship facilitates exposure to the key decision-makers at most U.S. railways and the 60 rapid transit authorities across North America, and opens to ARS an entrance into the world market. The ARS management team will support the efforts of Geismar's sales representatives. The
ARS Vice President of Sales and Service will be mandated to build a field support group to service the railways directly, which will provide further brand recognition to ARS in the market place. It is anticipated that the railways will demand a strong technical service group to support systems sold by Geismar/Modern Track. The Company feels growth in this area will be ongoing and dependent on future sales.


Market Development and Future Key Customers

ARS will use a multi-step approach to develop business opportunities in national and international markets:

Identify and rank the decision makers within each customer organization.

Develop relationships among the decision-makers of ARS clients, who will act as positive references of ARS.

Demonstrate the signal equipment at target accounts to insure a comprehensive, unified understanding of ARS' advantages, and identify problems for which ARS could contribute to cost effective solutions.

Publicity and Advertising:

The company will aggressively pursue the leading industry publications for editorial coverage, publicity and trade advertising.

     Railway Age
     Progressive Railroading
     Modern Railway

The objective will be to create awareness of the company's products. Geismar/MTM will co-op with ARS on advertising.

Brochures and Technical Briefs:

ARS has developed a web site (http:www.amrailsystems.com) and on line product brochure using the services of management and funding from investors to illustrate the Advance Warning System's features and benefits to railway executives, government transportation authorities and rail safety lobby groups. The company plans to have Geismar/MTM representatives distribute these brochures to customers over the web. In addition, the web site will be used in direct marketing campaigns.

ARS will publish Technical Briefs that provides technical and operational details. The briefs will be distributed over the web and in hard copy to the railway's signal engineers to evaluate the system.

Direct Mail:

The company will use direct mail to build awareness of the Advanced Warning System. The company will target senior officials at each railway as well as appropriate officials at municipal, state, provincial and Canadian US federal transportation authorities. By targeting these government officials, the company hopes to be able to "pull" product through the distribution channel.

Manufacturing Plan

Manufacturing and assembly will be by contractors for the foreseeable future, with care taken to ensure that ISO 9000 standards are maintained. ISO is a series of international standards for Quality Management Systems. The ISO 9000 family of standards recognizes four generic product categories, hardware, software, processed materials, and services. More than 95,000 companies received certification of compliance in 86 countries.

The salient points are discussed below:

Year 2000

Historically, certain computer programs were written using two digits rather that four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, product development tools, and financial applications. Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows.
The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, begun analyzing and converting, where necessary, its critical data processing systems. Since many of the Company's systems and software are relatively new, management does not expect Year 2000 issues related to its own internal systems to be significant and does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. The Company is planning to initiate formal communications at the end of the second quarter of 1999 with certain of its significant equipment suppliers and service providers to determine the extent to which the Company's systems may be vulnerable to embedded technology such as micro-controllers. The Company currently expects the project to be completed in the third quarter of 1999. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. To date the Company has not developed a formal contingency plan. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Procurement

All hardware will be specified and procured by ARS engineering staff. This critical function will be controlled to guarantee that only optimal hardware from the most reliable vendors is used. A database of hardware component failures, which occur during manufacturing and test, will be maintained in order to keep vital statistics on component failure rate for each part and for each vendor. This Quality Assurance program will meet ISO9000 standards.

Component Assembly

To avoid the high cost of establishing an assembly plant, this operation will be contracted out to a qualified assembly house. Future assembly may require in-house facilities to control production and reduce product cost.

Functional Testing

ARS's system will be tested by our design engineers who have developed the product in co-operation with third party contractors that provide such test and certification services. The tests will be conducted in an environmentally controlled test chamber at temperature ranges from -40 to +85 Degree C. In addition, vibration tables will be used to test the boards and sensors at variable vibration levels to detect assembly and component mechanical problems. Thermal Cycling is a well-documented process proven to expose failures in electronic components.

Circuit boards will be monitored during extended temperature cycling by a computer system, which will record the calibration, drift, induced noise and functionality over several thermal cycles. Each board is serialized and this data is saved permanently.

Final Quality Assurance

Contract manufacturers will assembly the ARS system. Company personnel will approve all product tests, in order to control the final acceptance and quality assurance operations before shipping.

The manufacturing area will be operated under the principles of "Improved Product Reliability through Continuous Process Improvement" in accordance with ISO9000 standards.

Product Research and Development

During the coming fiscal year the company plans to complete the initial pre-production testing and complete the first rail carrier system audit and gain certification for the base Advance Crossing configuration using a single track system. Multiple track systems will be deployed later on in the fiscal year with the ability to permanently record (log) and timestamp rail data information and transfer this to other computers for analysis. Later releases in this fiscal year will alert vehicular traffic of train direction and speed, and provide support for Wide Area Network capability and (Internet communications) protocol.

In future product releases planed over the next two years the entry level crossing processor will be expanded to include other devices and functions that can build on the installed user-base. For example, the following products are in the design stages and add considerable value for the railway yet are relatively inexpensive to manufacture and add-on to the system.

Hot box detector: This is a non-contact temperature measurement system, which will add-on to our sensors on the track to allow the temperatures of railcar axles bearing to be monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.

Flat wheel detector: The use of a vibration sensor can be used to detect wheel with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail occurs.

Wide area networking: Current radio technology can be upgraded to provide a higher speed communications capability and include locomotive mobile radios and work equipment monitoring.

Hazardous Materials Monitoring: Constant monitoring of tank cars or other vessels transporting hazardous materials, e.g. measures of temperature, pressure, evaporation, volatility, decomposition, and so forth.

Inter-modal Reefer Monitoring Systems: This is a wireless monitoring system for refrigerated railway cars (Reefers) which communicate with each ARS crossing system to report operating conditions and allows the railway to determine where the cars are located.

Purchase or sale of Plant and Significant Equipment: This is not Anticipated to occur as all manufacture and most assembly is contracted out.

Significant Changes in Numbers of Employees: Full time employees are expected to grow to 8 over the next fiscal year.

ARS has applied for patent protection filed on January 23, 1998 for an Automated Railway Crossing in the USA and will pursue protection overseas through international patent treaties and local patent applications in appropriate markets. ARS intends to file for patent protection in May 2000 on other elements of its planned product line, related to track condition monitoring, intermodal refrigerated car monitoring, flat train car wheels and wheel bearing deterioration.

               PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.


Item 6. Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended July 31, 1999.

Exhibit 27 - Financial Data Schedule

                              SIGNATURES


  In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Ameri-can Railway Systems, Incorporated
                                  ---------------------------------------
                                              (Registrant)

Date September 20, 1999                    By /s/ Sydney A. Harland
                                  ---------------------------------------
                                      Sydney A. Harland, Chairman,
                                        Chief Executive Officer
                                               (Signature)