Form 10QSB
period 1999-10-31
AMERI-CAN RAILWAY SYSTEMS INC
filed 1999-12-10
CIK 1081856

FORM  10-QSB
                  U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

              For the Quarterly Period Ended October 31,1999
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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        X Yes            No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                   Outstanding as of   October 31, 1999
         Common Stock                         10,017,989

                                  FORM 10-SBQ

                   AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                                OCTOBER 31, 1999

                                     INDEX


Part I Financial Information


	Item 1.		Financial Statements

			Balance Sheets as of
			October 31, 1999 and 1998

			Statements of Loss
			For the Nine Months Ended
			October 31, 1999 and From the
                        Inception of Incorporation May 4,
                        1998 to October 31, 1998

			Statements of Loss For the Three
			Months Ended October 31, 1999 and
			1998

			Statements of Stockholder's Deficit
			For the Nine Months Ended October 31,
			1999 and From the Inception of
			Incorporation May 4, 1998 to October 31,
			1998

			Statement of Cash Flows For the Nine Months
			Ended October 31, 1999 and From the Inception of Incorporation May 4, 1998 to October 31, 1998

			Statements of Cash Flows For the Three
			Months Ended October 31, 1999 and 1998

			Notes to Financial Statements



	Item 2.		Management's Discussion and Analysis
			Of Results of Operations and Financial
                        Condition


Part II Other Information


	Item 1.		Legal Proceedings

	Item 4.		Submission of Matters to a Vote
			Of Security Holders

	Item 6.		Exhibits and Reports on Form 8k

PART I.	  FINANCIAL INFORMATION


Item 1.	  Financial Statements


PART I - FINANCIAL INFORMATION

ITEM 1.


               AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                  (A Development Stage Company)

                      BALANCE SHEET (UNAUDITED)

                              ($US)


                      ASSETS


                                                   October 31, 1998         October 31, 1999

CURRENT
  Cash in bank                                          $  79,699                $  18,000

OTHER ASSETS
  Non-compete agreements (Note 5)                               1                        1
  Patent fees                                                   -                      645
                                                        ---------                ----------

                                                        $  79,700                $  18,646
                                                        =========                ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Deposits payable - stock offering                     $  79,769                $       -
  Accounts payable and accrued liabilities                 49,997                   18,484
  Due to officer (Note 5)                                       -                    4,760
  Note payable (Note 3)                                    50,000                   50,000
                                                        ---------                ----------
                                                          179,766                   73,244
                                                        ---------                ----------
COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)

STOCKHOLDERS' DEFICIT
  Preferred stock, $.0001 par value -
    25,000,000 shares authorized; none
    outstanding
  Common stock - $.0001 par value - 50,000,000
    shares authorized; 8,726,489 and 10,017,989
    outstanding                                               873                    1,002
  Additional paid in capital                              538,198                  895,741
  Deficit - accumulated during the
    development stage                                    (639,137)                (951,341)
                                                        ----------                ---------
                                                         (100,066)                 (54,598)
                                                        ----------                ---------
                                                        $  79,700                $  18,646
                                                        ==========                =========

                        See accompanying notes

Approved:

_________________________ Director



               AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                  (A Development Stage Company)

                    STATEMENT OF LOSS (UNAUDITED)

                              ($US)
                                           From the Inception                                  From the Inception
                                            of Incorporation                                    of Incorporation
                                             May 4, 1998 to            Nine Months Ended         May 4, 1998 to
                                            October 31, 1998            October 31, 1999        October 31, 1999

   SALES                                      $          0                $         0                 $       0
                                              -------------               ------------                ---------
   EXPENSES
     Officers' compensation (Note 5)                94,167                    155,814                   310,314
     Professional fees (Notes 3 and 8)             542,682                     29,271                   614,707
     Development expenses                                -                      4,499                    12,355
     Rent and telecommunications                     2,107                      5,524                     8,640
     General                                             -                      4,286                     4,997
     Bank charges                                      181                        169                       328
                                              -------------               ------------                ---------
   TOTAL EXPENSES                                  639,137                    199,563                   951,341
                                              -------------               ------------                ---------

   NET LOSS                                   $   (639,137)               $  (199,563)                $(951,341)
                                              =============               ============                ==========
   LOSS PER SHARE (BASIC):
     Net loss                                 $       (.08)               $      (.02)
                                              =============               ============

   LOSS PER SHARE (DILUTED):
     Net loss                                 $       (.08)               $      (.02)
                                              =============               ============

   WEIGHTED AVERAGE SHARES OUTSTANDING           8,158,515                  9,935,704
                                              =============               ============


                        See accompanying notes



               AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                  (A Development Stage Company)

                    STATEMENT OF LOSS (UNAUDITED)

                              ($US)


                                            Three Months Ended           Three Months Ended
                                              October 31, 1998             October 31, 1999

   SALES                                      $          0                $         0
                                              -------------               ------------
   EXPENSES
     Officers' compensation (Note 5)                51,500                     52,814
     Professional fees (Notes 3 and 8)              50,024                     14,201
     Development expenses                                -                          -
     Rent and telecommunications                       535                      2,139
     General                                             -                          -
     Bank charges                                      161                         29
                                              -------------               ------------
   TOTAL EXPENSES                                  102,220                     69,183
                                              -------------               ------------

   NET LOSS                                   $   (102,220)               $   (69,183)
                                              =============               ============
   LOSS PER SHARE (BASIC):
     Net loss                                 $       (.01)               $      (.01)
                                              =============               ============

   LOSS PER SHARE (DILUTED):
     Net loss                                 $       (.01)               $      (.01)
                                              =============               ============

   WEIGHTED AVERAGE SHARES OUTSTANDING           8,158,515                  9,935,704
                                              =============               ============


                        See accompanying notes



                    AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                         (A Development Stage Company)
          STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (NOTES 5 AND 7)
                                     ($US)


From Inception of                                                      Additional                     Total
Incorporation May 4, 1998                          Common Stock        Paid-In                        Stockholders'
to October 31, 1998              Date           Shares        Value    Capital         Deficit        Deficit

Balance - May 4, 1998                             0       $    0       $     0      $       0       $       0

Net loss                                          0            0             0       (639,137)       (639,137)

Common stock for
acquisition of assets of
Ameri-can Equipment
Sales & Leasing Inc.,
valued at $.00 per share      5/11/98        50,000            5            (5)             0               0

Common stock for acquisition
of patents and non-compete
agreement, valued at $.00
per share                     5/11/98     4,520,239          452           (452)            0               0

Stock options issued to
officer for 50,000 shares,
valued at $.10 per share      5/20/98             0            0          5,000             0           5,000

Stock options issued to
officer for 115,000 shares,
valued at $.10 per share      5/29/98             0            0         11,500             0          11,500

Common stock sold for
$.001 in cash, valued at
$.10 per share                 6/1/98     1,941,250          194        193,931             0         194,125

Exercise of options for
42,250 shares at $.0001        6/1/98        42,250            4              0             0               4

Common stock for lock-up
agreement, valued at $.10
per share                      6/1/98         6,500            1            649             0             650

Common stock for service
contracts, valued at $.10
per share                      6/1/98       251,250           25         25,100             0          25,125

Common stock sold for
$0.0001 in cash, valued
at $.10 per share             6/20/98     1,915,000          192        191,308             0         191,500

Stock options issued
for 500,000 shares for
consulting services,
valued at $.10 per share       7/1/98             0            0         50,000             0          50,000

Officers' compensation
contributed to capital                            0            0         61,167             0          61,167
                                        -----------      --------      ---------    ----------      ----------
Balance - October 31, 1998                8,726,489      $   873       $538,198     $(639,137)      $(100,066)
                                        ===========      ========      =========    ==========       =========



                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                    (A Development Stage Company)
          STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)(NOTES 5 AND 7)
                                  ($US)


                                                                      Additional                     Total
                                               Common Stock           Paid-In                        Stockholders'
                             Date           Shares        Value       Capital         Deficit        Deficit


Nine Months Ended October 31, 1999

Balance - January 31, 1999               9,726,489        $  973       $698,431     $(751,778)      $ (52,374)

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              3/22/99         2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              3/30/99         5,000             1          4,999             -           5,000

Exercise of options for
250,000 shares at $.0001     4/15/99       250,000            25              -             -              25

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              4/21/99         2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              4/28/99        25,000             2         24,998             -          25,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              5/4/99          5,000             1          4,999             -           5,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share              5/5/99          2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash valued at
$1.00 per share              5/8/99            500             -            500             -             500

Officers' compensation
contributed to capital                           0             0        155,814             -         155,814

Net loss                                         0             0              0      (199,563)       (199,563)
                                        ----------        ------       --------     ----------       --------
Balance - October 31, 1999              10,017,989        $1,002       $895,741     $(951,341)      $ (54,598)
                                        ==========        ======       ========     ==========       =========

                                    See accompanying notes


                 AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                    (A Development Stage Company)

                STATEMENT OF CASH FLOWS (UNAUDITED)(NOTE 8)
                                 ($US)


                                              From the Inception                                  From the Inception
                                               of Incorporation                                    of Incorporation
                                                May 4, 1998 to           Nine Months Ended           May 4, 1998 to
                                               October 31, 1998           October 31, 1999         October 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $(639,137)                 $(199,563)                $(951,341)
                                                 ----------                  ---------               -----------
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Officers' compensation                        94,167                    155,814                   310,314
      Professional fees                            492,654                          0                   492,654
      Changes in assets and liabilities:
        (Increase) in other assets                      (1)                      (645)                     (646)
        Increase (decrease) in accounts payable
          and accrued liabilities                   49,997                      5,459                    18,484
                                                -----------                 ----------               -----------
TOTAL ADJUSTMENTS                                  636,817                    160,628                   820,806
                                                -----------                 ----------               -----------
NET CASH (USED IN) OPERATING ACTIVITIES             (2,320)                   (38,935)                 (130,535)
                                                -----------                 ----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits for stock received in advance            79,769                          -                         -
  Proceeds from the sale of stock                    2,250                     41,525                   143,775
  Advances from officer                                  -                      4,760                     4,760
                                                -----------                 ----------               -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           82,019                     46,285                   148,535
                                                -----------                 ----------               -----------

NET INCREASE IN CASH                                79,699                      7,350                    18,000
CASH AT BEGINNING OF PERIOD                              0                     10,650                         0
                                                 ----------                 ----------               -----------
CASH AT THE END OF PERIOD                        $  79,699                  $  18,000                 $  18,000
                                                 ==========                ===========               ===========

                           See accompanying notes




                 AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                    (A Development Stage Company)

                STATEMENT OF CASH FLOWS (UNAUDITED)(NOTE 8)
                                 ($US)


                                           Three Months Ended           Three Months Ended
                                             October 31, 1998             October 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $ (102,220)                  $ (69,183)
                                                ----------                  ----------
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Officers' compensation                       51,500                      52,814
      Professional fees                                 0                           0
      Changes in assets and liabilities:
        Increase in other assets                        0                        (645)
        Increase in accounts payable
          and accrued liabilities                  49,696                       5,527
                                                ----------                  ----------
TOTAL ADJUSTMENTS                                 101,196                      57,696
                                                ----------                  ----------
NET CASH (USED IN) OPERATING ACTIVITIES            (1,024)                    (11,487)
                                                ----------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Deposits for the sale of stock received
    in advance                                     79,769                           -
                                                ----------                  ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES          79,769                           -
                                                ----------                   ---------

NET INCREASE (DECREASE) IN CASH                    78,745                     (11,487)
CASH AT BEGINNING OF PERIOD                           954                      29,487
                                                 --------                  -----------
CASH AT THE END OF PERIOD                      $   79,699                   $  18,000
                                                 =========                 ===========


                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                  NOTES TO THE FINANCIAL STATEMENTS

                  INFORMATION AS OF OCTOBER 31, 1999 AND FOR
         THE PERIODS ENDED OCTOBER 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)

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

b) Stock Based Compensation

In October, 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 encourages entities to adopt the fair value method in place of the provisions of accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company has not adopted the fair value method encouraged by SFAS No. 123 and will continue to account for such transactions in accordance with APB No. 25. However, at year end, the Company will make the required disclosures under SFASD 123.

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

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

               INFORMATION AS OF OCTOBER 31, 1999 AND FOR
         THE PERIODS ENDED OCTOBER 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)


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

g) Average Common Shares Outstanding

The average common shares outstanding is based upon a weighted average number of common shares outstanding. Since the Company had a loss for the periods ended October 31, 1998 and October 31, 1999, all stock options were considered antidilutive.

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

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

                INFORMATION AS OF OCTOBER 31, 1999 AND FOR
         THE PERIODS ENDED OCTOBER 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)



4.  INCOME TAXES

The Company has a loss for the periods ended October 31, 1998 and October 31, 1999, and therefore, the financial statements do not include a provision for income taxes. No deferred tax asset has been recognized in the financial statements as it would be fully offset by a valuation allowance because its ultimate realization is uncertain due to the Company operating in its development stage.

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

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

                INFORMATION AS OF OCTOBER 31, 1999 AND FOR
         THE PERIODS ENDED OCTOBER 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)


5. RELATED PARTY TRANSACTIONS (continued)

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

The Company has entered into employment contracts with its executive officers. The terms of the contracts provide for provisions to terminate the parties at any time as stipulated under the conditions of their individual contracts. Mr. Harland's contract is for a term of five years and he is to be compensated in the amount of $100,000 per year plus a bonus. Mr. Ross is contracted for two years and is to be compensated in the amount of $61,000 per year plus quarterly stock options. Mr. Miziolek is compensated in the amount of $45,000 per year plus semi-annual stock options. The compensation packages of the officers shall be reviewed from time to time by the directors of the Company. The officers have agreed to forgo compensation until the Company is successful in raising initial financing in the amount of $1,000,000. The value of these forgone salaries based on the employment contracts amounted to $61,167 for the period from the inception of incorporation, May 4, 1998, to October 31, 1998 and $52,814 and $155,814 for the three months and nine months ended October 31, 1999, respectively, and has been recorded as additional paid-in capital.

The agreement with Mr. Harland requires the Company to pay $1,000,000 to Mr. Harland if the agreement is terminated.

During the three months ended July 31, 1999, an officer advanced
$4,760 to the company, which is outstanding at October 31, 1999.
The advance is non-interest bearing.

6. CAPITALIZATION OF COMPANY AND MANAGEMENT'S PLANS

The Company is in the developmental stage and therefore has no revenue from operations in the current period. Because of this, the Company faces significant hurtles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $144,000 through October 31, 1999 and anticipates raising an additional funds as required from the sale of its Common Stock pursuant to Rule 504 Regulation D offering exemption. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

               INFORMATION AS OF OCTOBER 31, 1999 AND FOR
         THE PERIODS ENDED OCTOBER 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)


6. CAPITALIZATION OF THE COMPANY (continued)

The Company has completed its 10-SB 12G filing registering the Company as a fully reporting Company with the SEC, and has filed its 10-QSB for the period ending July 31,1999.The Company has completed negotiations with J. Alexander Securities, Inc. J. Alexander Securities has agreed to file Form 15c2-11 with the NASD and offer the balance of the Company's common stock available for sale on the OTCBB pursuant to Rule 504 Regulation D offering exemption. Upon completion of its 504 Regulation D offering the Company will file Form SB-2 and register 2,000,000 additional shares of Common Stock for sale on the OTCBB. The Company plans to use the proceeds raised from the sale of its stock to fund potential acquisitions and expand operations. Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date. The Company intends to purchase small companies that have products and services that add value and are strategic to the success of the Company's growth. It is intended that these acquisitions of small companies will complement the Company's product and generate ongoing revenue to strengthen the Company's ability to stabilize its stock for its stockholders. The Company is presently in preliminary discussions with its first potential acquisition target, and believes that if successful in raising additional funding, it will be able to successfully acquire the company. However, there is no assurance that the company will be successful in raising additional funds to complete it's Regulation D 504 offering or that it will be successful in filing form SB-2 and registering 2,000,000 shares of common stock for sale on the OTCBB. Further, if the company is successful, there is no assurance that the company will be able to sell any of its shares.

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

During the nine months ended October 31, 1999, excluding 250,000 shares issued upon the exercise of options, the Company issued 41,500 shares for $41,500. The 41,500 shares of common stock issued included one option to purchase one share of common stock at a price of $1.25 and one option for one share at a price of $1.75. These options are exercisable at any time after May 1, 1999, subject to certain conditions, and expire 60 months from that date. The proceeds have been and will be used to fund the start-up and development of the company.

                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

                INFORMATION AS OF OCTOBER 31, 1999 AND FOR
         THE PERIODS ENDED OCTOBER 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)


8. SUPPLEMENTAL CASH FLOW INFORMATION

The Company did not make any payments for interest or taxes during the periods ended October 31, 1998 or 1999.


Noncash investing and financing activities consist of the following:


                                                       Period Ended      Three Months Ended     Nine Months Ended
                                                      October 31, 1998     October 31, 1999     October 31, 1999


(a) Officer's compensation recorded as a
    contribution to additional paid-in capital           $  61,167             $ 52,814            $ 155,814
                                                          =========              =======             ========
(b) 50,000 shares of common stock issued for
    acquisition of assets of Ameri-can Equipment
    Sales & Leasing, Inc.                                $       0
                                                          =========
(c) 4,520,239 shares of common stock issued for
    acquisition of patents pending and non-compete
    agreement from controlling shareholder               $       0
                                                          =========
(d) 1,941,250 shares of common stock issued and
    recorded as officers compensation of $16,500
    and professional fees of $175,571.  The value
    of $.10 per share (less cash received of
    $2,054) is based on similar stock sales              $ 192,071
                                                          ========
(e) 6,500 shares of common stock issued for lock
    up agreement. Shares issued have been valued
    at $.10 per share based on similar stock sales       $     650
                                                           ========
(f) 251,250 shares of common stock issued for
    service contracts and recorded as professional
    fee expense.  These service contracts were
    related to assisting the Company in raising
    capital, and these consultants are no longer
    utilized by the Company. The value of $.10 per
    share has been determined based upon similar
    stock sales                                          $  25,125
                                                           ========

(g) Note payable issued for consulting services          $  50,000
                                                           ========
(h) 1,915,000 shares of common stock issued to
    consultants and recorded as professional fee
    expenses.  The value of $.10 per share
    (less cash received of $192) is based
    upon similar stock sales                             $ 191,308
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
                                                           ========



                AMERI-CAN RAILWAY SYSTEMS, INCORPORATED
                   (A Development Stage Corporation)

                   NOTES TO THE FINANCIAL STATEMENTS

              INFORMATION AS OF OCTOBER 31, 1999 AND FOR
         THE PERIODS ENDED OCTOBER 31, 1998 AND 1999 IS UNAUDITED
                                 ($US)

8. SUPPLEMENTAL CASH FLOW INFORMATION (continued)



                                                       Period Ended      Three Months Ending    Nine Months Ended
                                                     October 31, 1998      October 31, 1999     October 31, 1999

(j)  Officers compensation recorded as additional
     paid-in capital for the issuance of stock
     options for 165,000 shares.  The value of $.10
     per share is based upon similar stock sales           $ 16,500
                                                           ========



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Plan of Operation

The Company is in the developmental stage and therefore has no revenue from operations in the current period. Because of this, the Company faces significant hurtles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $144,000 through October 31, 1999 and anticipates raising an additional funds as required from the sale of its Common Stock pursuant to Rule 504 Regulation D offering exemption. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet. In the current fiscal year of operation the company anticipates to have raised a total of $1,000,000 from the sale of its Common Stock pursuant to Rule 504 Regular D Offering exemption. These funds in part were utilized to fund the start-up and development of the Company. The Officers and Directors have not been compensated to date. SEE: Management Compensation included elsewhere herein.

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

The salient points are discussed below:
Year 2000

Historically, certain computer programs were written using two digits rather that four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue.
The Y2K issue can arise at any point in the Company's supply, product development tools, and financial applications. Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows.
The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, completed analyzing and converting, where necessary, its critical data processing systems. Since many of the Company's systems and software are relatively new, management is confident that Year 2000 issues related to its own internal systems are Year 2000 compliant. The
Company has initiated informal communications with its significant equipment suppliers and service providers to determine the extent to which the Company's systems may be vulnerable to embedded technology such as micro-controllers. The Company currently expects the project to be completed in the fourth quarter of 1999. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will be converted in a timely manner and will not have a material adverse effect on the Company's systems. To date the Company has not developed a formal contingency plan. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems that interface with it's suppliers and service providers will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

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

Product Research and Development

During the coming fiscal year the company plans to complete the initial pre-production testing and complete the first rail carrier system audit and gain certification for the base Advance Crossing configuration using a single track system. Multiple track systems will be deployed later on in the fiscal year with the ability to permanently record (log) and time stamp rail data information and transfer this to other computers for analysis. Later releases in upcoming fiscal year will alert vehicular traffic of train direction and speed, and provide support for Wide Area Network capability and (Internet communications) protocol.

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


PART II  OTHER INFORMATION


Item 1. Legal Proceedings

Not Applicable


Item 4. Submission of Matters to Vote of Security Holders

Not Applicable


Item 6. Exhibits and Reports on Form 8K

     8K Filed September 24, 1999 Dismissing Feldhammer/Fishman as the Company's Auditing Accountants

     8k Filed October 18, 1999 engaging BDO Seidman, LLP as the
     Company's Auditing Accountants

     Exhibit 27 -  Financial Data Schedule

                           SIGNATURES
                         --------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               Ameri-Can Railway Systems, Incorporated
           ________________________________________________






Date   December 10, 1999                 /s/ Sydney A. Harland
       ------------------                --------------------
                                          Sydney A. Harland
                                          Chairman and CEO