Form 10KSB
period 2000-01-31
AMERI-CAN RAILWAY SYSTEMS INC
filed 2000-05-01
CIK 1081856

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              FORM 10-KSB

                Annual Report under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

              For the fiscal year ended January 31, 2000

                      ARS NETWORKS, INCORPORATED
                               formerly

               (AMERI-CAN RAILWAY SYSTEMS, INCORPORATED)
            (Name of Small Business Issuer in its charter)

         New Hampshire                           14-1805077
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

100 Walnut Street, Champlain, New York             12919
(Address of Principal Executive Offices)         (Zip Code)

Issuer's telephone number:  (518) 298-2042

Securities registered under Section 12(g) of the Act:

                    Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Check if there is no disclosure of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]

The issuer's revenue for the fiscal year ended January 31, 2000 was $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 22, 2000: . The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately 7,300,000 as of April 17, 2000.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

   Class                         Outstanding as of January 31,2000
Common Stock                                10,608,989


Transitional Small Business Disclosure Format (check one):

                   Yes [x]        No [ ]

     Certain statements in this Annual Report that are not historical facts constitute "forward-looking statements" within the meaning of the Federal securities laws. Discussions containing such forward-looking statements may be found in the sections entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well in this Annual Report generally. In addition, when used in this Annual Report the words" anticipates," "intends," "seeks," "believes," "plan," "estimates," and "expects" and similar expressions as they relate to us or our management are intended to identify such forward-looking statements. Such statements are subject to a number of risks and uncertainties. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect any future events or circumstances.

                         TABLE OF CONTENTS

                                        PART I

ITEM 1.      DESCRIPTION OF BUSINESS.................................

ITEM 2.      DESCRIPTION OF PROPERTY.................................

ITEM 3.      LEGAL PROCEEDINGS.......................................

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.........................

ITEM 6.      MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
             AND PLAN OF OPERATION...................................

ITEM 7.      FINANCIAL STATEMENTS....................................

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANT ON ACCOUNTING FINANCIAL DISCLOSURE...........

                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS,
             PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......

ITEM 10.     EXECUTIVE COMPENSATION..................................

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT........................

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K........................

SIGNATURES...........................................................



                                     PART I

Item 1.   Description of Business


Business Development

ARS Networks, Incorporated formerly Ameri-can Railway Systems, Incorporated (ARS)(the Company) is a developmental-stage company incorporated in New Hampshire on May 4, 1998. In return for 50,000 shares of the Company, the Company acquired from Ameri-Can Equipment Sales and Leasing, Inc. (AEL), a Canadian corporation, certain assets comprised of the rights to the contractual relationship AEL has with Geismar/Modern Track Machinery Inc. (Geismar/MTM) industry relationships, goodwill, know how and application experience on May 11, 1998. Although AEL and the Company at the time of the sale had one hundred percent common ownership the Company is, in management's opinion, not a successor company to AEL. AEL is engaged in a completely different business separate and apart from the Company's Railway communications and signaling business described below.

Business of Issuer

The prime focus of ARS's private wireless network is management of railway traffic, control and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system can support numerous applications in real time data collection, processing, monitoring and information analysis. The system has evolved into an integrated service information system that is the foundation of the ARS wireless private network.

Railway signaling and control systems are used to provide advance warning of oncoming trains, and maintain adequate separation between trains on the same track and in switching areas where tracks cross or merge. They also facilitate train movements under centralized dispatcher control, classify freight cars, and provide warning systems for rail and highway grade crossings.

The ARS Service Information System is composed of five modules:

     Web Sensors that perform the wheel sensing functions ;

     Rail Sensor Processors - to control and process the signals from the sensors, and interface to the communications system;

     Digital Communications Sub-System - that may be a data radio, dedicated wire lines or multi-drop system;

     Application (Crossing) Processor - to collect and interpret sensor data from Remote Sensor Processors and perform the specific application functions; and,

     Optional PC-based Diagnostics and Monitoring System - to maintain monitor and analyze the application system.

Two important advances have been secured in the ARS system by eliminating the need for insulated joints used in conventional systems. Insulated joints work much the same way as a light switch, turning the crossing on when the train arrives in the crossing zone and off when the train leaves. (1) In conventional systems a signal is triggered when the axle of a carriage creates a shunt across the insulated sections of rail. Because the ARS system does not use insulated joints it is not prone to false triggering caused by broken insulation, foreign objects shorting the circuit, or adverse climate conditions. (2) Traditional competing railway crossing systems use insulated joints installed in the tracks, which contribute to shifting rails caused by loose joint bars that bolt the sections of track together, and battered joints that damage rail car wheels when they hit defective joints.

Because the ARS system eliminates insulated joints it reduces wheel damage, premature wheel wear, damaged tracks and, ultimately, potential derailments. It is estimated that each insulated joint costs $1,000 per year to maintain. With each crossing requiring at least one set of joints per track savings on maintenance add up very quickly.

ARS's first information service system application is the ARS level grade crossing. Unlike traditional systems ARS can add other applications to the system such as hot bearing detectors and flat wheel detectors. ARS then transmits the information recorded over it's private network to alert railway officials and service providers of problems related to safety or maintenance.

The ARS system is a boon to railway operating efficiency because it can give virtually instant feedback on the location of cars and freight, which includes capturing information and time-stamping it as trains pass through a crossing. Plus, this innovative system will allow communication between trains and crossing signals to provide motorists with more complete information on train movements. Improved information creates safer conditions and benefits for the railways and their customers, as well as motorists and pedestrians.

ARS has completed the design, technical development, and laboratory testing of the Advanced Warning System and is now in pre-production testing. Canadian Pacific Railway (CPR), among North America's largest and most technologically advanced railways, is participating in a trial of ARS's pre-productions system. In management's opinion once ARS has successfully completed system testing and CPR has completed its audit of the system, ARS's system will be approved for installation along other CPR subsidiaries in Canada and the US as well as on CN Rail and its US subsidiaries. CPR and CN Rail share signal system test results with each other under a Joint CPR/CN Safety Assurance Process Audit Plan agreed to March 26, 1998 (CPRCNJSP98-A1). However, there is no assurance that even when the required certification is completed that CPR, CN Rail or any of their subsidiaries will purchase and install the ARS advanced level crossing warning system.

"US Freight Transportation Forecast...to 2003", a study conducted by DRI/McGraw-Hill and quoted in the U.S. Department of Transportation Quarterly Freight Report in 1996, predicts that rail inter-modal and air freight will experience the largest percentage revenue gains of all transportation industries in the coming years. Air freight revenues will increase by 90% while rail inter-modal is forecast to grow 61%. Trucking revenue, while still 76% of total transportation revenue, is expected to decline by 2%, with the loss mainly to rail and air freight.

Despite growing public pressure, potential civil penalties, and the threat of government imposed penalties, there are still over 260,000 inadequately protected passive and private crossings in North America. Passive crossings are those which typically do not have warning lights or active mechanical arms or other devices to warn of pending rail traffic. Private crossings are those on private property, often with extremely low vehicular traffic, and have at most signs warning oncoming traffic that a rail crossing exists. These crossings remain unprotected as a result of the extremely high cost of installing and maintaining available crossing systems. While the railways would like to provide warning systems at every crossing the expense ($39 billion) of doing so is clearly beyond their means in a competitive transportation industry. Substantial government subsidies are available, but they do not come close to covering the cost of installing so many crossing systems. However, Congress has appropriated an additional 5.8 billion dollars in constant 1997 dollars to be spent over the next 23 years for states to improve safety at rail-highway crossings. (Source: Operation Lifesaver, Federal Railroad Administration, Rail-Highway Crossing Safety Action
Plan)

On the tracks operated by U.S. railways there are 220,000 passive and/or private crossings in the USA and 40,000 in Canada. Based on an average cost per crossing of US $30,000 per installation, the 260,000 passive crossings indicate a market worth US $7,800,000,000 for the ARS basic system. (Source: Operation Lifesaver)

This estimate does not include the approximately 80,000 public crossings in the USA and 15,000 in Canada which have some form of active warning system in place, nor does it include the crossings for the approximately 60 transit or passenger railways across North
America. (Source:  Operation Lifesaver)

The Company visualizes that there is a strong market for a crossing, advance control system which is substantially cheaper (less than 50 percent) than the presently available systems from the four major suppliers. This price advantage, combined with the technical advantages described earlier, in management's opinion provides a substantial market opportunity. The company does not believe that traditional customers will readily abandon existing systems due to the high costs associated with removing already installed systems and replacing them with new ARS systems. Therefore, the company intends to focus its marketing efforts on educating the public and traditional customers, emphasizing the benefits of ARS's technology and addressing the potential of providing level crossing protection at the 220,000 passive, private and public railway crossing that do not have automated protection systems at this time.

There are four major suppliers of railway crossing systems, all of whom are well connected with the railway industry and government, and control collectively 80 to 90% of the market today. However, the crossings systems offered by these competitors remain deeply rooted in traditional technology developed as far back as 1890. Most train control and crossing systems currently in use are based on principals developed in the last century, such as insulated joints. The railways have continued to use traditional approaches because there has never been a reliable and cost effective alternative. ARS is confident that its approach will be successful because railways, their employees and the population in general are more educated and comfortable with the use of today's modern computer technology. ARS uses modern day secure wireless communications and computer technology as the bases for its level crossing system and the growth of its system approach to support the railways' need to develop a safer, more efficient railway safety and communications system. The competitors are:

     Safetran Systems Corporation, Minneapolis, MN.
     General Railway Signal Corporation, Rochester, NY.
     United Switch & Signal Inc., Columbia, SC.
     Harmon Industries Inc., Blue Springs, MO.


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


Government Approval:

The federal government regulated private crossings in the past and there were no specifications for passive crossings. In 1994 The Federal Railroad Administration held an informal safety inquiry to review the concept of defining minimum safety standards for private crossings, or for certain categories of private crossings, up to and including standards for closure and consolidation under certain conditions. The inquiry addressed the allocation of responsibilities and costs associated with private crossings and the need for dispute resolution mechanisms regarding that allocation. The FRA has authority in all matters concerning railroad safety, and can set standards for private crossings. States and local highway agencies frequently have no involvement in, or responsibility for, private crossings. In January 1995, the FRA issued regulations requiring periodic maintenance, testing, and inspection of automatic warning devices at all highway crossings over tracks of railroads which are part of the Nation's general railroad system, including private crossings.

Every year accidents at railway crossings claim the lives of more than 600 people in North America. Railways are facing significant potential liabilities as a result of these court rulings. In addition mounting pressure from the public as well as municipalities, states, provinces and the federal government in the US and Canada is beginning to demand that the all passive/private crossings have adequate advance warning systems.

The Founders of the Company have contributed their knowledge and expertise to the Company in exchange for 5,250,739 number of common shares. (SEE DESCRIPTION OF LOCK-UP AGREEMENT)

ARS has completed the design and technical development of the Advance Warning System, which offers significantly more features and functionality than envisioned in the original specification. The laboratory test system has been rigorously tested to insure that the communications and the wheel counting systems operate accurately at speeds of up to 175 miles per hour. Canadian Pacific Railway has agreed to a (no purchase obligation) mainline (high traffic area) test installation of the ARS pre-production crossing system. Our system will be installed in parallel with an existing CPR mainline crossing. Testing of the system by ARS will include recording information gathered by our system and comparing the information with CPR's existing crossing system. When ARS completes its testing of the crossing system the Company will turn the crossing system over to CPR to begin their Safety Assurance Process Audit. CPR is not bound to certify ARS's level crossing system if it does not meet the railways 6 phase rigorous requirements of the audit process. Both CPR and CN Rail agreed to work together and share information between each other under an agreement signed March 26,1998 (Joint CPR/CN Rail Safety Assurance Process Audit Plan,CPRCNJSAP98-A1). In Management's opinion a successful audit will lead to certification of ARS's level crossing
system.   However, certification of the level crossing system
application does not mean that other applications offered by ARS will automatically receive certification by Canadian Pacific Railway or CN Rail. All other new applications offered by ARS will be required to follow the same approval process. ARS began testing the ARS Level Crossing on Canadian Pacific Railway's main line at the end of February 1999, live testing of the wheel sensors took approximately
10 months to complete. The entire system is scheduled to be installed in May of 2000. ARS will live test the entire system for 30 days before turning the system over to CPR for their review. Upon successful completion of the certification process, ARS management believes the ARS Level Crossing System will also be approved for sale to the U.S. subsidiaries of both CPR and CN Rail. However, there is no assurance that even when the required certification is completed that CPR,CN Rail or any of their subsidiaries will purchase and install the ARS advanced level crossing warning system.

LOCK-UP AGREEMENT

On June 20, 1998, the Directors, Officers Advisors and certain initial investors to the Company entered into an Lock-up Agreement (the "Lock-up") with the Company, which lasts for a period of two (2) years from the date of the first of sales of the Company's stock to the public, under what is commonly referred to as a Regulation D-Rule 504 offering. The Directors, Officers Advisors agreed not to, directly or indirectly, offer, sell, grant any options to purchase or otherwise dispose of any of the 6,811,489 shares of Company Common Stock without prior written consent of the Company, except that they may transfer any number of such shares to their children, by gift or otherwise, provided that any such shares will continue to be subject to the restriction set forth.

The Company is staffed by seven employees and contractors, none of which are full time.


Reports to Security Holders:

ARS is a fully-reporting company with the Securities and Exchange Commission and is approved by the NASD to trade its common stock on the OTCBB under symbol ARSN. The Company plans to raise approximately $700,000 to complete its Rule 504 Regulation D offering to support marketing efforts and the associated working capital requirements.
The Company also plans to file Form SB2 and register at least 5,000,000 additional shares for sale during the upcoming fiscal year.
The Company hopes to raise up to $25,000,000.   these funds will be
used to expand operations, continue technical development and procure small technically viable companies that will contribute to revenue, cash flows and the future growth of the Company. However there can be no guarantee that the Company will be successful in raising additional funds or filing Form SB2 or that a market will continue for the Company's common stock.

The public may read and copy all materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth St., N.W., Washington, D.C., 20549 or may obtain a information on the operation of the public
Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2. Description of Property

The Company maintains its corporate offices are at the following address:

Ameri-can Railway Systems, Incorporated
100 Walnut Street,
Champlain,
New York 12919
Tel: 518-298- 2042
Fax: 518-298-2813

The company has no investments in property, plant and equipment. Small warehousing, offices and meeting rooms are available when required at the above address.


Item 3. Legal Proceedings

A) None
B) None


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security-holders through The solicitation of proxies or otherwise during the fourth quarter of the current Fiscal Year.


                         PART II

Item 5. Market for Common Equity and Related Stockholders Matters

In December 1999, the Company's Common Stock was approved for trade on the NASD "OTCBB-Bulletin Board under the symbol "ARWA", the stock started trading in February, 2000. On March 23, 2000 the Company filed Articles of Amendment to the Articles of Incorporation changing the name of the company from Ameri-can Railway Systems, Incorporated to ARS Networks, Incorporated. On March 31,2000 the Secretary of State of New Hampshire approved the name change and the Company filed Form 8K with the Securities and Exchange Commission. The new trading symbol is "ARSN".

The Following table sets forth the range of high and low bid quotations for the Company's Common Stock since it began trading.

---------------------------------------------------------------------

  SYMBOL              TIME PERIOD              LOW BID      HIGH BID

ARWA /ARSN      February 1 - April 19, 2000     1.50           5.75



The above prices were obtained from the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.



OUTSTANDING SHARES AND SHAREHOLDERS OF RECORD.

As of January 31, 2000, 10,608,989 shares of Common Stock issued and outstanding which were held of record by 86 persons.

DIVIDENDS.

The Directors may from time to time declare, and the corporation may pay, Dividends on its outstanding shares in the manner and upon the terms and Conditions provided by law. However, to date no dividends have been declared or paid by the Company.

RECENT SALES OF UNREGISTERED  SECURITIES.

During the year ended January 31, 2000, the Company sold 187,500 shares for $187,500. Of the 187,500 sold, 41,500 shares of common stock issued included one option to purchase one share of common stock at a price of $1.25 and one option for one share at a price of $1.75. These options are exercisable at any time after May 1, 1999, subject to certain conditions, and expire 60 months from that date. The proceeds from the issuance of stock have been and will be used to fund the development of the Company.

On June 1, 1998, the Company sold 1,983,500 shares for $198. The cash was used to fund the start-up activities of the company.

On June 20, 1998, the Company sold 1,915,000 shares of common stock for $192. The cash was used to fund the start-up activities of the Company.

On November 25, 1998, the Company sold 1,000,000 shares of common stock for $100,000. The proceeds were used to fund the professional fees incurred with the start-up and development of the Company.


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation


The Company has a limited operating history with no revenues. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $290,000 through January 31, 2000 and anticipates raising an additional funds from the sale of its Common Stock pursuant to Rule 504 Regulation D offering. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

ARS is a fully-reporting company with the Securities and Exchange Commission and is approved by the NASD to trade its common stock on the OTCBB under symbol ARSN. The Company plans to raise approximately $700,000 to complete its REG D 504 offering to support marketing efforts and the associated working capital requirements. The Company also plans to file Form SB2 and register at least 5,000,000 additional shares for sale during the upcoming fiscal year. The Company hopes to raise up to $25,000,000. These funds will be used to expand operations, continue technical development and procure small technically viable companies that will contribute to revenue, cash flows and the future growth of the Company. However there can be no guarantee that the Company will be successful in raising additional funds or filing Form SB2 or that a market will continue for the Company's common stock.

Management, however, believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet.

The prime focus of ARS's private wireless network is management of railway traffic control and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system has supports many applications in real time data collection, processing, monitoring and information analysis.
The system has evolved into an integrated service information system that is the foundation of the ARS wireless private network.

The ARS objective is to build and design "State of the Art," signal systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS, on it's integrated service information system. ARS's technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS's system adds considerable value for the railway and yet are relatively inexpensive to implement. The following applications can be easily integrated with ARS's system.

Hot box detector: This is a non-contact temperature measurement system, which we will integrate as an application on to our information network. These sensors on the track will allow the bearing journal temperatures to be accurately monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.

Flat wheel detector: The use of a vibration impact sensor can be used to detect wheel with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail occurs.

Wide area networking: ARS's technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where is currently no communication systems in place.

Hazardous Materials Monitoring: Constant monitoring of tank cars or other vessels transporting hazardous materials, e.g. measures of temperature, pressure, evaporation, volatility, decomposition, and so forth.

Inter-modal Reefer Monitoring Systems: This is a wireless monitoring application for refrigerated railway cars (Reefers) which communicate with each ARS service information system via wireless radio. This allows the Reefers to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad has agreed to test the ARS Advance Crossing System application on its main line in Mississauga Ontario Canada. The audit and certification process is expected to take 90 to 180 days. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998 (CPRCNJSAP98-A1). In management's opinion both Canadian railways and their U.S. subsidiaries' railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS will offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis to gain approval to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways should open the door for system installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS's technology.

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

Market Development and Future Key Customers

The Company entered into an agreement for the development of corporate and product branding, and logo design.

The Company hired a public relations and communications consulting Firm to direct the Company's investor relations campaign. The term of the public relations and consulting agreement is for one year commencing February 9, 2000.

ARS will use a multi-step approach to develop business opportunities in national and international markets:

1) Identify and rank the decision makers within each customer organization.

2) Develop relationships among the decision-makers of ARS clients, who will act as positive references of ARS.

3) Demonstrate the signal equipment at target accounts to insure a comprehensive, unified understanding of ARS' advantages, and identify problems for which ARS could contribute to cost effective solutions.


Publicity and Advertising:

The company will aggressively pursue the leading industry publications for editorial coverage, publicity and trade advertising. The objective will be to create awareness of the company's products.

     Railway Age
     Progressive Railroading
     Modern Railway


Brochures and Technical Briefs:

ARS has developed a web site (http:www.arsnetworks.com) that provides on line information about the Company and allows the Company to communicate with investors, railway executives, government transportation authorities and rail safety lobby groups. The company plans to have its distributor representatives direct customers to the Company's web site. In addition, the web site will be used in direct marketing campaigns.

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

Year 2000

Historically, certain computer programs were written using two digits rather that four to define the applicable year. Accordingly, the Company's software may recognize a date using "00" as 1900 rather than the year 2000, which could result in computer systems failures or miscalculations, commonly referred to as the Year 2000 ("Y2K") issue. The Y2K issue can arise at any point in the Company's supply, product development tools, and financial applications. Incomplete or untimely resolution of the Y2K issue by the company, key suppliers, customers and other parties could have a material adverse effect on the company's results of operations, financial condition and cash flows. The Company has developed a plan to modify its information technology to recognize the Year 2000 and has, to the extent necessary, completed analyzing and converting, where necessary, its critical data processing systems. Since many of the Company's systems and software are relatively new, management is confident that Year 2000 issues related to its own internal systems are Year 2000 compliant. The Company has initiated informal communications with its significant equipment suppliers and service providers to determine the extent to which the Company's systems may be vulnerable to embedded technology such as micro-controllers. The Company did not suffer any adverse problems during the Year 2000 change over. However, the Company will continue to monitor it's systems and the systems technology provided by it's suppliers over the next 12 months to insure that any potential for Y2K problems are adverted. There can be no guarantee that the systems of suppliers or other companies on which the Company relies will not have material adverse effect on the Company's systems. The Company believes it is taking the steps necessary regarding Year 2000 compliance with respect to matters within its control. However, no assurance can be given that the Company's systems that interface with it's suppliers and service providers will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.


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


Functional Testing

ARS's system will be tested by the Company's design engineers who have Developed the product in co-operation with third party contractors that Provide such test and certification services. The tests will be conducted in An environmentally controlled test chamber at temperature ranges from -40 to +85 Degree C. In addition, vibration tables will be used to test the boards and sensors at variable vibration levels to detect assembly and component mechanical problems. Thermal Cycling is a well-documented process proven to expose failures in electronic components.

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


Product Research and Development

During the coming fiscal year the company plans to complete the initial pre-production testing of it's service information system and complete the first rail carrier system audit and gain certification for the base Advance Crossing application configuration using a single track system. Multiple track systems will be deployed later on in the fiscal year with the ability to permanently record (log) and time stamp rail data information and transfer this to other computers for analysis. Later releases in upcoming fiscal year will alert vehicular traffic of train direction and speed, and provide support for Wide Area Network capability, (Internet communications) protocol.

Future service information system product releases planed over the next two years at installed level crossing applications will be expanded to include other devices and functions that can build on the installed user-base. For example, the following applications add considerable value for the railway, yet are relatively inexpensive to add-on to the system.

Hot box detector: This is a non-contact temperature measurement system, which we will integrate as an application on to our information network. These sensors on the track will allow the bearing journal temperatures to be accurately monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.

Flat wheel detector: The use of a (vibration) impact sensor can be used to detect wheel with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail occurs.

Wide area networking: ARS's technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where is currently no communication systems in place.

Hazardous Materials Monitoring: Constant monitoring of tank cars or other vessels transporting hazardous materials, e.g. measures of temperature, pressure, evaporation, volatility, decomposition, and so forth.

Inter-modal Reefer Monitoring Systems: This is a wireless monitoring application for refrigerated railway cars (Reefers) which communicate with each ARS service information system via wireless radio. This allows the reefers (refrigerated cars) to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

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


Effect of Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting requirements for derivative instruments. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore, does not expect this pronouncement to have any effect on the financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

Item 7.   Financial Statements

Please see the attached consolidated financial statements.

Item 8.

Changes In and Disagreements With Accountants on Accounting and
Financial Disclosure

On September 24, 1999 the Company dismissed Feldhammer/Fishman as the Company's Independent Accountants to address the company's need to work with a national firm. Felderhammer / Fishman were in agreement with the decision taken by the company. On October 18, 1999 the company engaged BDO Seidman, LLP as the Company's Independent Accountants.

From the inception of the company until September 24,1999 there were no disagreements with Feldhammer / Fishman on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons


A)  Directors and Executive Officers of the Company are:

1) Name               Age   2) Position        3)Term,   Time Served
----------------      ----  ----------------   --------  ------------
Sydney Harland         49   Chairman, CEO       60 mo.       18 mo.
Peter Ross             56   President & COO     24 mo.       18 mo.
Mark Miziolek          42   CFO & Treasurer     24 mo.       18 mo.
Donald Hathaway        63   Director            24 mo.       18 mo.
Patrick Shea           51   Director            24 mo.       18 mo.
Robert Esecson         48   Dir. & Secretary    24 mo.       18 mo.
Peter Hoult            55   Director            24 mo.       18 mo.
John Andrews           46   Director            24 mo.       18 mo.


4) Business Experience:

Sydney A. Harland, M.C.Inst. M., 49, has been Chairman and Chief Executive Officer of the Company since April 5, 1998. He is a co-founder of the company. From 1987 to 1998, Mr. Harland was President, founder and sole shareholder of Ameri-can Equipment Sales and Leasing Inc., a product development and sales company. From 1995 to the present he has been a consultant to Ontario Hydro Technologies. He has over 20 years of business experience, primarily in sales and marketing, in the railway, telecommunications, nuclear utility and mining industries. He received a 4-year Electrical Diploma from C.P Tech., Montreal, Quebec, Canada and studied Business Administration and Marketing at Dawson College Montreal, Quebec, Canada. He has been elected a member of the Canadian Institute of Marketing, and the American Railway Engineering and Maintenance-of-Way Association. Mr. Harland has assured the Board of Directors that his other business shall not be in conflict with the interest of the Company.

Peter Ross, MBA, B.Sc., 56, has been the President and Chief Operating Officer of the Company since May 28, 1998. From 1996 to 1998, Mr. Ross was President and Chief Operating Officer of Internet Payment Inc., a leader in the development of an INTERAC compliant electronic payments system over the Internet. Peter Ross has over 25 years in leadership roles in manufacturing, information technology, telecommunications and management consulting. Mr. Ross received his MBA, from McGill University, Montreal, Quebec, Canada and a B.Sc., from Sir George Williams University, Montreal, Quebec, Canada. Mr. Ross is a Certified Management Consultant (CMC), and a member of the Institute of Certified Management Consultants of Ontario.

Mark P. Miziolek, C.G.A., B.Com.,42, has been the Vice President Finance, Chief Financial Officer and Treasurer of the Company since May 20,1998. From 1994 to 1998, Mr. Miziolek became the Treasurer and Chief Financial Officer and later the President, Treasurer & CFO of Thornmark Holdings Inc./Thornmark Corporation, a privately held investment holding company with interests in industrial and residential real estate development and Great Lakes and ocean shipping. From 1981 to 1994 Mr. Miziolek was first the Assistant Controller and then the Controller of Upper Lakes Group Inc., one of Canada's largest dry bulk shipping companies with 21 vessels operating on the Great Lakes and in 4 vessels in ocean trades. Mr. Miziolek received a B. Com., from the University of Toronto in 1983 and became a Certified General Accountant in 1989.

Donald B. Hathaway, B.Eng., B.Sc., MBA, FCMC, 63 has been a Director of the Company since June 3, 1998. He is a co - founder of the Company. Don Hathaway is the Managing Director and co-founder, NetFX Concepts Inc., begun in 1996 to pursue the commercialization of new and innovative technologies. While pursuing a career in electronics design and manufacturing, academia and management consulting over the last thirty years, he has also been an active entrepreneur, with interests in several small companies. He has been a partner in two national consulting firms and the president of two others, and he is a Past President and a Fellow of the Institute of Management Consultants of Ontario, and a Past President of the Institute of Management Consultants of Canada. He is active on several other Boards, including Qnetix Inc. (Chair); Wordwrap Associates Inc. (Chair); Organization and Systems Design Inc. (Chair); The Uxmal Group; Keystone Enterprizes Inc. (Secretary); Nu-wave Photonics Inc., and NetFX Concepts Inc. He is a former Governor of York University and he is currently on the University of Waterloo Advisory Council and The Financial Post's selection committee for the Leaders in Management Education Award. He has a B.Eng. (electrical) from Sir George Williams University (now Concordia), a B.Sc. in mathematics from the same university, and an MBA from York University. Mr. Hathaway has assured the Board of Directors that his other business shall not be in conflict with the interest of the Company.

Patrick R. Shea, 51 has been a Director of the Company since June 3, 1998 Pat Shea is the President and co-founder of Taima Corporation, providing in-bound call center and related technical support services to the high growth internet, hardware and software market. In 1985 Pat Shea co-founded The PSC Communications Group (PSC), a high tech systems, consulting and OEM training company. While at PSC, he assumed the positions of President, CEO and Chairman of the Board. He sold the company in 1994, but retained executive leadership till he joined Taima in 1996. The company was renamed to Geotrain in 1997, and remains one of Ciscos's prime global training partners. He is still a shareholder and Director of Geotrain. He joined Bell Canada in 1969 and designed and managed numerous communications and systems projects in networks and telematics. He worked at Royal Trust from 1978 to 1980, leading major initiatives in Information Systems programs. Pat Shea is actively involved in several investments in the high tech sector, and serves on the board of various companies. He has a Diploma in Electronics from the Montreal Institute of Technology (1969). Mr. Shea has assured the Board of Directors that his other business shall not be in conflict with the interest of the Company.

Robert M. Esecson, BS, JD, 48 has been a Director of the Company since June 3, 1998. Bob Esecson is the founder, Senior Managing Director and CEO of The Esmarox Group, LLC, an Investment banking and business advisory firm specializing in comprehensive services to public and private middle-market companies. The Esmarox Group develops and implements creative marketing programs and strategic growth/expansion plans to increase the profitability of client firms. Trained as a lawyer, and an entrepreneur in his own right, Bob Esecson has a comprehensive background in finance, management, and consulting businesses. He has held senior executive positions at a merchant and investment-banking firm and at several financial services firms. He earned BS in Management and Accounting from Bentley College in Waltham, Massachusetts and a JD from the New England School of Law in Boston. Mr. Esecson has assured the Board of Directors that his other business shall not be in conflict with the interest of the Company.

Peter J. Hoult, BA., 55, has been a Director of the Company since June 3, 1998. In 1993 Peter Hoult formed the international strategic marketing and consulting practice which he operates from North Carolina and Toronto, Ontario. In 1965 he joined Unilever in London, England as a management trainee while attending the London School of Economics in the doctoral program.. In 1967 he formed his own market research company in London with an American partner and conducted studies in all parts of the world. In 1972 he joined RJR Tobacco as the International Research Director, and moved through successively more senior positions to become President and CEO, RJR Canada; and Executive Vice President US Operations. He joined Northwest Airlines in 1990 as Executive Vice President Marketing, Sales, and Strategic Planning. He teaches marketing and strategy at the Fuqua Graduate School of Business at Duke University in North Carolina, while continuing to serve his key clients. Peter Hoult graduated from the University of Reading with an Upper Second Honours degree in Psychology in 1965 and he has completed the course work for a doctorate at the London School of Economics. Mr. Hoult has assured the Board of Directors that his other business shall not be in conflict with the interest of the Company.

John Andrews, BA, MBA.,42, has been a Director of the company since June 3, 1998. Mr. Andrews is President and Chief Executive Officer of Sanga International Inc., a leader in the Java applications development market. He joined Sanga in 1998 from CSX where he was Chief Information Officer, CSX as well as President and CEO of CSX Technology and a Senior Vice President of CSX Transportation. Prior to joining CSX from GTE in 1993, he was the Vice President and General Manager of several GTE business units, serving the health, government and telecommunications industries. During his career at GTE, he also held positions in field operations, engineering, planning, operations, finance and information technology. He is a member of the Conference Board's Council of North American Information Management Executives; National Defense Transportation Association's Transportation Advisory Board; NCR's Transportation Board of Directors; Computer World's Board of Directors North Florida Technology Innovation Corporation's Board; Harvard School of Government; and BMC Software Corporation's Board of Advisors. John holds a B.A. degree in Business Administration/Finance from Whitworth College and an MBA from the University of Puget Sound. Mr. Andrews has assured the Board of Directors that his other business shall not be in conflict with the interest of the Company.

5) Directorships Held In Reporting Companies:

Donald B. Hathaway Qnetix Inc. (Chairman), Alberta Stock Exchange

B Significant Consultants/Employees:

1) Name            Age   2) Position                3) Term   Time Served
---------------    ---   -----------------------    --------  -----------
Shabir Gova         32   VP, Technology             24 mo.,     18 mo.
Gary S. Johnson     38   VP Marketing               24 mo.,     18 mo.
Susan MacStravick   49   Dir.,Investor Relations    24 mo.,     18 mo.

4) Business Experience:

Shabir Gova B.Sc., P. Eng., 33, has been Vice President, Technology of the company since April 5, 1998. From 1990 to 1998, Mr. Gova worked for Shlumberger Systems & Services Canada Limited, and has held the following positions, Design engineer, Senior Design Engineer, Manager, Systems Services & Development, Manager, Technology and Development - Canada, Director, Information Technology - Canada. Mr. Gova, has progressive experience in Software/ Firmware systems design and development, Interactive DOS and Windows based software applications (employing an object-oriented framework) used to remotely program, read and provide a graphical analysis of data gathered by monitoring devices. Real time multitasking embedded systems used for high-speed data acquisition and storage. Graphical User Interfaces used as a front-end for various existing software applications. C++ Class Libraries used as the core technology for software under development. From 1989 to 1990 Mr. Gova was Software Development & Systems Support Analyst, for IBM Canada Limited. Mr. Gova was responsible for automation of the SIMM prototype fabrication laboratory. Mr. Gova received an Honours Bachelor of Applied Science in Systems Design Engineering, Options in Management Science and Computer Engineering, from the University of Waterloo, Ontario, Canada. Mr. Gova is a member of the IEEE.

Gary S. Johnson, MBA, B.Sc., 39, has been Vice President, Marketing of the company since April 5,1998. From 1996 to 1998, Mr. Johnson was Marketing Manager, Ontario Hydro Technologies, responsible for developing technology services marketing opportunities to the electric utility industry in the U.S., Mexico and Canada. From 1989 to 1996 Mr. Johnson worked for Schlumberger Limited, Electricity Division a world leader in the metering industry. He started as Product Manager Core Products and Automatic Meter Reading Technology and by 1994 he became the Director, Utility Services Group, responsible for P&L, 142 employees, and contracting services to electricity, water and gas utilities across Canada. From 1988 to 1989, Mr. Johnson was the Marketing Manager Semi-conductors Philips electronics Limited. Mr. Johnson received his MBA, and B.Sc. Electrical Engineering from Queens University in Kingston, Ontario, Canada.

Susan Boyd MacStravick Hon. B. A., 48 has been the Director of Investor Relations of the company since April 5, 1998. Ms. Boyd McStravick has been President of Susan Boyd & Associates for 12 years and has over 20 years of experience in investor relations and communications, advisor work for the Toronto Stock Exchange, and pre and post offering phases for new equity issues aimed at gaining national and international media coverage for Canadian and American high tech and resource companies. She has organized and orchestrated international conferences and events.(Ms. Boyd MacStravick received her Hon. B.A., form University of Toronto 1971, Postgrad Journalism Diploma, from University of Western Ontario 1972. Ms. Boyd MacStravick has assured the Board of Directors that her other business shall not be in conflict with the interest of the Company.

Item 10.  Executive Compensation


Summary Compensation Table


Annual Compensation                                              Long Term Comp.

A                       B         C           D              E              F                   G

                                                         Other         Restricted            Options
Name and                                                 Annual        Stock                 Granted
Principal                                                Com-          Awards Exercised
Position               Year     Salary $    Bonus $      pensation     $000.1

Sydney Harland         00       100,000     17,000        0                0                  1,130,069
  Chairman & CEO

Peter Ross             00        61,000     10,000        0                0                     36,023
  President and COO

Mark Miziolek          00        45,000      8,000        0                0                     15,750
  CFO/Treasurer

Sydney Harland         99        75,000          0        0                0                          0
  Chairman & CEO

Peter Ross             99        45,750          0        0                0                    115,000
  President and COO

Mark Miziolek          99        33,750          0        0                0                     50,000
  CFO/Treasurer




Aggregated Options/SAR Exercises and Fiscal Year and FY-End Option/SAR Values


      A                       B                C                  D                       E
                                                              Number of
                                                              Securities               Value of
                                                              Underlying               Unexercised
                                                              Unexercised              In-the-Money
                                                              Options/SAR's at         Options/SAR's at
                                                              FY-End ($)               FY-End ($)

                         Shares Acquired                      Exercisable/             Exercisable/
Name                     On Exercise (#)    Value Realized    Unexercisable            Unexercisable *

Sydney Harland                 0                 0            1,130,069/0                 0/0
  Chairman & CEO

Peter Ross                     0                 0               36,023/85,750            0/85,750
  President/COO

Mark Miziolek                  0                 0               15,750/37,000            0/37,000
  CFO/Treasurer

* The value per share has been determined to be $1.00 based upon sales to unrelated third parties.


Incentive Compensation Plan

Equity Incentive Plan:

On June 20,1998 the Company adopted the Equity Incentive Plan (the "Equity Plan"). The purpose of the Equity Plan is to provide directors, officers and certain key employees with additional incentives by increasing their proprietary interest in the Company.
As of June 20,1998, there were 4,500,000shares of Common Stock reserved for issuance under the Equity Plan pursuant to stock options and stock awards. Options granted under the Equity Plan may be either Incentive Stock Options (as defined in the Internal Revenue Code of 1986, as amended) or Options which do not qualify as incentive stock options ("Non-Qualified Options"). The exercise price of all Incentive Stock Options granted under the Equity Plan may not be less than the fair market value of the underlying Common Stock at the date of grant. In the event that an optionee owns more than 10% of the voting power or value of all classes of stock of the Company, the minimum exercise price of the Incentive Stock Option may not be less than 110% of the market value of the underlying Common Stock at the date of grant. No Option may be exercised after 10 years from the date of grant (5 years for optionees who are greater than 10% stockholders). The Equity Plan will be administered by a committee of two or more non-employee members of the Company's Board of Directors. Options are transferable only with the written approval of the Committee. An option to purchase 1,969,998 Shares of the Company's Common Stock has been granted to the Founders, Directors, Executive Officers and certain consultants of the Company. The options have a term of five (5) years and vested upon the date of grant. It was resolved to issue to the founders, Directors, and Officers a pro-rata increase in their respective shareholdings of twenty-five in response to progress in meeting corporate goals related to key milestones in the development and testing of the technology, securing a test site with a major Class I Railway, in operations, and in the raising of capital. SEE: options SAR Grants table elsewhere within.

NOTE: see Options/SAR Grants Table re: 500,000 shares granted to consultants elsewhere within.

Under the Equity Plan, a director who is not otherwise an employee of the Company ("Non-Employee Director") is granted in July of each year that he serves as a director, a Non-Qualified option to Purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the underlying Common Stock at the date of grant. Each option is for a term of ten years and can be exercised immediately. Except for the foregoing, non-employee directors are not otherwise eligible to receive options, awards or other rights under the Equity Plan.

The Equity Plan also provides that the officers, independent contractors, consultants and employees of the Company may receive, without payment, awards of Common Stock, cash or a combination thereof in respect of the attainment of certain performance goals determined by the Board of Directors, under the Incentive Compensation Plan or otherwise.

The Equity Plan also provides that stock appreciation and depreciation rights may be granted in tandem with, or independently of, options granted under the Equity Incentive Plan (except for non-employee directors). However, stock appreciation rights granted in tandem with an Incentive Stock Option may be granted only at the time such option is granted, and Stock depreciation rights may not be granted in connection with an Incentive Stock Option.

Under the Equity Plan, participants in the Equity Incentive Plan other than non-employee directors may be granted the right to exercise their options by surrendering all or part of the option (to the extent then exercisable) and receive in exchange an amount payable by the Company in cash or Common Stock (valued at the then fair market value) or a combination thereof equal to the excess of the then fair market value of the shares issuable upon exercise of the option or portion thereof surrendered over the exercise price of the option or portion thereof surrendered. Generally, options that are exercisable at death or disability or termination for cause may be exercised at any time prior to the expiration of the option but not more than three months after the date of termination, unless the option has vested.

On June 20, 1998 the Company adopted the Incentive Compensation Plan
(the "Incentive Plan"). The purpose of the Incentive Plan is to attract, motivate and retain key employees of the Company. Employees of the Company are eligible to participate in the Incentive Plan. Each participant shall be eligible to receive a performance award under the plan as computed on measured performance, equal to a predetermined percentage of annual salary at the beginning of the Company's fiscal year. The maximum eligible award by component is: profit performance - 50%, budget discipline - 30%, subjective - 20%. The profit performance segment relates directly to the achievement of certain goals set at the beginning of the year. The budget discipline segment is based on the approved budget for the year. The subjective segment relates to the total performance of the participant as determined by the Chief Executive Officer and/or the Board of Directors. No profit performance award will be given if the Company does not achieve at least 80% of its profit plan for the year. The Board of Directors reserves the right to modify, change and/or delete components or the entire Incentive Compensation Plan. Consultants and/or other independent contractors may be eligible to participate in the Incentive Compensation Plan.

Option/SAR Grants Table:

NOTE: CERTAIN COMPANY CONSULTANTS WERE GRANTED 500,000 COMMON
SHARES AT $000.1 SUBJECT TO THE TERMS OF THE COMPANYS CONTRACT WITH IDAHO CONSULTING SERVICES, INC. THE GRANTS EXPIRE JULY 1, 2003 AND ARE SUBJECT TO A TWO YEAR LOCK-UP AGREEMENT. (SEE: LOCK-UP AGREEMENT ELSEWHERE WITHIN.)



Options/SAR Grants in last fiscal Year:




  A                              B                       C                 D                   E
Name                       No. of Securities       % Total Options/
                           Underlying              SARs Granted to      Exercise
                           Options/SARs            Employees in         or Base            Expiration
                           Granted (#)             Fiscal Year          Price ($/Sh)       Date


Sydney A. Harland          1,130,069                     77%             $1.01              2/18/04
Chairman & CEO

Peter Ross                    36,023                      2%             $1.01              2/18/04
President & COO

Mark P. Miziolek              15,750                      1%             $1.01              2/18/04
CFO & Treasurer

Donald Hathaway              187,625                     12%             $1.01              2/18/04
Director

John Andrews                  25,125                      2%             $1.01              2/18/04
Director

Patrick R. Shea               25,125                      2%             $1.01              2/18/04
Director

Robert M. Esecson             25,125                      2%             $1.01              2/18/04
Director

Mr. Peter Hoult               25,125                      2%             $1.01              2/18/04
Director




Compensation of Directors:

1) Standard Arrangements:

1.   Term

Directors are appointed for a term of twenty-four(24) months, to commence upon the date of your acceptance of the Appointment.

2.   Compensation

Save and except for the share options set out below and 100,000 common shares of the Company at a nominal value you shall receive no compensation for your services or efforts as a Director. Provided that should you, for any reason resign your Directorship prior to the expiration of the term of your appointment hereunder, the Company has the right to repurchase and you must sell to the Company all of these 100,000 common shares at their par value.

3.   Expenses

Directors will be forthwith reimbursed by the Company for all expenses incurred in the course of fulfilling there duties as a Director, including the full cost of travel, food and hotel accommodation associated with your attendance at meetings of the Board of Directors.

4.   Share Option Plan

Each Director shall be entitled to purchase fifty thousand (50,000) common shares of the Company at fair market value per share, for each year of the Term that the Director completes as a Director, however, the shares which underlay the option referable to any given year do not vest in the Director until the expiry of that year. Should the Director resign the position of Director or should his or her Appointment be terminated prior to the completion of any given year, then the shares referable to that year shall be forfeited upon repayment to the Director of the cost of exercising the option for that year.

5.   Attendance at Board Meetings

Directors are required to attend all Board Meeting. Absence from any two (2) consecutive Board Meetings shall constitute the tendering of the Directors resignation from the Board.

Under the Equity Plan, a director who is not otherwise an employee of the Company ("Non-Employee Director") is granted in July of each year that he serves as a director, a Non-Qualified option to Purchase 10,000 shares of Common Stock at an exercise price equal to the fair market value of the underlying Common Stock at the date of grant. Each option is for a term of ten years and can be exercised immediately. Except for the foregoing, non-employee directors are not otherwise eligible to receive options, awards or other rights under the Equity Plan.

Employment Contracts and Termination of Employment and in-control arrangements.

The Company has entered into employment contracts with its Executive Officers. The terms of the contracts provide for provisions to terminate the parties at any time as stipulated under the conditions of their individual contracts. Mr. Harland's contract is for a term of 5 years and he is to be compensated in the amount of $100,000 per year plus bonus. Mr. Ross is contracted for 2 years and is to be compensated in the amount of $61,000 per year plus quarterly stock options. Mr. Miziolek is compensated in the amount of $45,00 per year plus semi-annual stock options. The compensation packages of the Officers shall be reviewed from time to time by the Directors of the Company. The Officers have agreed to forgo Compensation until the Company is successful in raising initial financing in the amount of $1,000,000

1) Employment Contracts Executive Officers

Sydney Harland    see:  Exhibits

Peter Ross        see:  Exhibits

Mark Miziolek     see:  Exhibits

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

(a) security ownership of certain beneficial owners.

 (1)              (2)                            (3)            (4)
              Name and Address                Amount and      Percent of
Title of      of Beneficial                   Nature of       Class
Class         Owner                           Beneficial
                                              Owner

 Common       Sydney Harland                 CO-Founder        48.1
              2155 Winchester Court          5,650,308 (1)
              Burlington Ontario, Canada,
              L7P 3M7

 Common       Donald Hathaway                CO-Founder         8.7
              5964 Ninth Line, Erin            938,125 (2)
              Ontario, Canada, N0B 1T0


(b) Security ownership of management.


 (1)          (2)                                (3)             (4)
 Title of     Name and Address              Amount and      Percent of
 Class        of Beneficial                 Nature of       Class
              Owner                         Beneficial
                                            Owner

 Common       Peter Ross                      Officer           1.7
              276 Chartwell, Oakville,        180,273 (3)
              Ontario, Canada, L6J 3Z9

 Common       Mark P. Miziolek                CFO & Treasurer   0.7
              1450 Bayshire Drive,            78,750 (4)
              Oakville, Ontario, Canada,
              L6H 6E7

 Common       John  Andrews                   Director          1.2
              109 Lamplighter Lane            125,625 (5)
              Pontevedra, Fl 32082

 Common       Patrick R. Shea                 Director          1.2
              944 North Russell Road,         125,625 (6)
              Russell, Ontario. K4R 1C7

 Common       Robert M. Esecson               Director          1.2
              5964 Ninth Line, Erin,          125,625 (7)
              Ontario, Canada, N0B 1T0

 Common       Peter Hoult                     Director          1.2
              110 East 55th Street            125,625 (8)
              11th floor
              NY, NY 10022

Common        All officers and directors
              as a group                      7,349,956 (9)    60.8

(1) Includes 1,130,069 shares under option which can be acquired within sixty days.
(2) Includes 187,625 shares under option which can be acquired within sixty days.
(3) Includes 36,023 shares under option which can be acquired within sixty days.
(4) Includes 15,750 shares under option which can be acquired within sixty days.
(5) Includes 25,125 shares under option which can be acquired within sixty days.
(6) Includes 25,125 shares under option which can be acquired within sixty days.
(7) Includes 25,125 shares under option which can be acquired within sixty days.
(8) Includes 25,125 shares under option which can be acquired within sixty days.
(9) Includes 1,469,967 shares under option which can be acquired within sixty days.

(c)  Changes in control.

Common Stock controlled by the Chief Executive Officer and the other Co-Founder , both of whom are directors of the Company, own directly or beneficially 5,270,739 shares of the Company's Common Stock and control more than 50% of the outstanding Common Stock. Therefore, they are in a position to elect all of the Company's Directors. The Company's Directors, in turn, elect all of the Company's executive officers. Accordingly, the principal shareholder and the other Co-Founder directly or indirectly will be able to control all of the affairs of the Company. Therefore there is no situation which would result in a change in control of the company.


Item 12.  Certain Relationships and Related Transactions

On May 11, 1998, in exchange for 50,000 shares of common stock, the Company acquired certain assets from Ameri-Can Equipment Sales and Leasing Inc. ("AEL"), a Canadian corporation. These assets included the rights to certain contractual relationships, industry relationships, goodwill, and application experience. Although "AEL" and the Company at the time of sale had one hundred percent common ownership, the Company is, in management's opinion, not a successor company to "AEL". "AEL" is engaged in a completely different business apart from the Company's railway communications and signaling business. Additionally, the Company issued to the principal shareholder 4,520,239 shares of its $0.0001 par value common stock. These shares were issued in reliance on the "private placement" exemption under the Securities Act of 1933, as amended ("the Act), in exchange for certain assets including the assignment of patents and a non-compete agreement. Since the assets acquired pursuant to this transaction had no carrying value at the date of transfer, no value has been reflected in the accompanying financial statements for the transaction.

On June 1, 1998, 1,941,250 shares of the Company's stock were purchased by officers, directors and management of the Company for $2,054 plus entering into a non-compete agreement. The shares were valued at $.10 per share (less cash received of $2,054) based on similar stock sales and recorded as officer's compensation of $16,500 and professional fees of $175,571.

In June, 1998 the officer, directors and certain members of the advisory board entered into a "lock-up agreement" with the Company, agreeing to withhold from sale, for a period of two years, any shares of the Company's common stock which they own directly or deemed to own beneficially. For this agreement, a total of 6,500 shares were issued. These shares were valued at $.10 per share based on similar
stock sales and recorded as an expense.   The total number of locked-
up shares is 7,173,989 as of January 31, 2000.

On June 20, 1998, 1,915,000 shares of common stock were issued to certain consultants of the Company at $.0001 per share. These shares were valued at $.10 per share (less cash received of $192) based on similar stock sales and recorded as professional fees.

The Company has entered into employment contracts with its executive
officers.   The terms of the contracts provide for provisions to
terminate the parties at  any time as stipulated under the conditions
of their individual contracts.   The Chairman of the Board of
Directors' ("Chairman") contract is for a term  of five years with
compensation in the amount of $100,000 per year plus a bonus.   The
President is contracted for two years and is to be compensated in the amount of $61,000 per year plus quarterly stock options. The Vice President of Finance is compensated in the amount of $45,000 per year
plus semi-annual stock options.   The compensation packages of the
officers shall be reviewed from time to time by the directors of the Company.

The agreement with the Chairman requires the Company to pay $1,000,000 to the Chairman if the agreement is terminated.

At January 31, 2000, $4,760 is due to certain directors of the Company and $15,240 is due to one officer of the Company for telephone expenses incurred on behalf of the Company. These advances are non-interest bearing.

On January 28, 2000, the Company issued 362,500 shares of common stock to certain officers of the Company, in lieu of unpaid cash compensation.

On June 20, 1998 the Company adopted the Equity Incentive Plan ("the Equity Plan") to provide directors, officers and certain key employees with additional incentives. Under the Equity Plan, 4,500,000 shares of common stock have been reserved for issuance pursuant to stock options and stock awards. The Equity Plan provides for the grant of incentive stock options and non-qualified stock options. The exercise price of all incentive stock options granted may not be less than the fair market value of the underlying common stock at the date of grant. The Equity Plan is administered by a committee of two or more non-employee members of the Company's Board of Directors.

The Company has issued stock options to two of its officers. The options are valid for two years expiring in April, 2000. The total shares under option are 122,750 at January 31, 2000.

On February 18, 1999, the Company granted options to purchase 1,469,967 shares to certain officers and directors of the Company. The options have a term of five years and are vested upon the date of grant. In management's opinion all transactions were made on terms that are as favorable to the Company as those available in arm's length transactions in the marketplace.


Item 13.  Exhibit and Reports on Form 8-K ( 8K's Incorporated by Reference)

8K Filed September 24, 1999 Dismissing Feldhammer/Fishman as the Company's Independent Accountants

8k Filed October 18, 1999 engaging BDO Seidman, LLP as the Company's Independent Accountants

8K filled April 3rd, 2000 the Corporation filed a notice of amendment to its Certificate of Incorporation with the State of New Hampshire that changed the name of the Corporation to ARS Networks, Incorporated.

Exhibit 27 -  Financial Data Schedule



                                   SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2000        Ameri-can Railway Systems, Incorporated.

                                  By:  /s/ Sydney A. Harland
                                       -----------------
                                      Sydney A. Harland
                                      Chairman & CEO





              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)











                                             Financial Statements
               From the Inception of Incorporation May 4, 1998 to
                 January 31, 1999 and Year Ended January 31, 2000

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)


                                                           Contents

          Independent Auditors' Reports                      3-4


          Financial Statements
           Balance Sheet                                       5
           Statements of Operations                            6
           Statements of Stockholders' Deficit               7-8
           Statements of Cash Flows                            9


          Notes to Financial Statements                    10-20

Independent Auditors' Report


To the Board of Directors and Stockholders of
  Ameri-can Railway Systems, Incorporated
Champlain, New York


We have audited the accompanying balance sheet of Ameri-can Railway Systems, Incorporated (a development stage company) as of January 31, 2000, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from May 4, 1998 (inception) to January 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ameri-can Railway Systems, Incorporated (a development stage company) at January 31, 2000, and the results of its operations and its cash flows for the year then ended and from May 4, 1998 (inception) to January 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Ameri-can Railway Systems Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, Ameri-can Railway Systems, Incorporated is a development stage company which has incurred losses since inception  and  is  dependent  upon  the  raising  of  additional capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ BDO Seidman, LLP
BDO Seidman, LLP

March 22, 2000
Buffalo, New York

Report of Independent Auditors


To the Board of Directors and Stockholders of AMERI-CAN RAILWAY SYSTEMS, INCORPORATED


We have audited the accompanying balance sheet of AMERI-CAN RAILWAY SYSTEMS, INCORPORATED (a development stage company) as of January 31, 1999 and the related statements of operations, stockholders deficit, and cash flows from the inception of incorporation, May 4, 1998 to January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERI-CAN RAILWAY SYSTEMS, INCORPORATED at January 31, 1999 and the results of its operations and its cash flows from the inception of incorporation, May 4, 1998 to January 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that AMERI-CAN RAILWAY SYSTEMS INCORPORATED will continue as a going concern. As discussed in Note 2 to the financial statements, AMERI-CAN RAILWAY SYSTEMS, INCORPORATED is a development stage company and is dependent upon the raising of equity capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Feldhammer Fishman
Feldhammer Fishman

Montreal, Quebec
February 1, 1999

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)


                         Balance Sheet

January 31, 1999

Assets

Current
 Cash                                                             $    138,579

Other Assets
 Non-compete agreements (Note 5)                                             1
 Patent fees                                                               645
                                                                  -------------
                                                                  $    139,225
                                                                  =============
Liabilities

Current Liabilities
 Accounts payable                                                 $     32,341
 Accrued fees                                                           66,865
 Due to officer and directors (Note 5)                                  20,000
 Obligation under consulting agreement (Note 3)                         40,000
                                                                  -------------
Total Current Liabilities                                              159,206
                                                                  -------------
Commitments and Contingencies (Notes 2, 5, and 8)

Stockholders' Deficit (Notes 5, 6 and 7)
 Preferred stock, $.0001 par value - 25,000,000 shares                       -
  authorized; none outstanding
 Common stock - $.0001 par value - 50,000,000 shares                     1,061
  authorized; 10,608,989 outstanding
 Additional paid in capital                                          1,209,368
 Deficit accumulated during the development stage                   (1,230,410)
                                                                  -------------
Total Stockholders' Deficit                                            (19,981)
                                                                  -------------
                                                                  $    139,225
                                                                  =============

                 See accompanying notes to financial statements.




              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)


                      Statement of Operations



                                                        From the Inception          Year Ended          From the Inception
                                                         of Incorporation        January 31, 2000        of Incorporation
                                                          May 4, 1998 to                                  May 4, 1998 to
                                                         January 31, 1999                                January 31, 2000

Sales                                                    $        -               $        -              $         -
                                                         -----------              -----------             ------------
Expenses:
 Officers' compensation (Note 5)                            154,500                  241,000                  395,500
 Professional fees (Note 3)                                 585,436                  205,797                  791,233
 Rent and telecommunications                                  3,116                   22,178                   25,294
 Other                                                        8,726                    9,657                   18,383
                                                         -----------              -----------             ------------
Total Expenses                                              751,778                  478,632                1,230,410
                                                         -----------              -----------             ------------
Net Loss                                                 $ (751,778)              $ (478,632)             $(1,230,410)
                                                         ===========              ===========             ============
Loss Per Share (Basic and Diluted):
 Net loss                                                $     (.09)              $     (.05)
                                                         ===========              ============
Weighted Average Shares Outstanding
 (Basic and Diluted)                                      8,495,239                9,962,240
                                                         ===========              ============


                            See accompanying notes to financial statements.





              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)


        Statements of Stockholders' Deficit (Notes 5, 6 and 7)

                                                             Common Stock
                                                                                  Additional
From Inception of Incorporation                                                   Paid-In                             Total
May 4, 1998 to January 31, 1999        Date            Shares         Value       Capital       Deficit

Balance, May 4, 1998                                        -         $  -        $      -      $       -           $       -

Net loss                                                    -            -               -       (751,778)           (751,778)

Common stock for acquisition of
assets of Ameri-can Equipment
Sales & Leasing Inc., valued at
$.00 per share                         5/11/98         50,000            5              (5)             -                   -

Common stock for acquisition of
patents and non-compete
agreement, valued at $.00 per
share                                  5/11/98      4,520,239          452            (452)             -                   -

Stock options issued to officer
for 50,000 shares, valued at $.10
per option                             5/20/98              -            -           5,000              -               5,000

Stock options issued to officer
for 115,000 shares, valued at
$.10 per option                        5/29/98              -            -          11,500              -              11,500

Common stock sold for $.001 in
cash, valued at $.10 per share         6/1/98       1,941,250          194         193,931              -             194,125

Exercise of options for 42,250
shares at $.0001                       6/1/98          42,250            4               -              -                   4

Common stock for lock-up
agreement, valued at $.10 per
share                                  6/1/98           6,500            1             649              -                 650

Common stock for service
contracts, valued at $.10 per
share                                  6/1/98         251,250           25          25,100              -              25,125

Common stock sold for $0.0001 in
cash, valued at $.10 per share         6/20/98      1,915,000          192         191,308              -             191,500

Stock options issued for 500,000
shares for consulting services,
valued at $.10 per option              7/1/98               -            -          50,000              -              50,000

Common stock sold for $0.10 in
cash, valued at $.10 per share         11/25/98     1,000,000          100          99,900              -             100,000

Officers' compensation
contributed to capital                                      -            -         121,500              -             121,500
                                                    -----------       -----       ---------     ----------          ----------
Balance, January 31, 1999                           9,726,489         $973        $698,431      $(751,778)          $ (52,374)
                                                    ===========       =====       =========     ==========          ===========

                          See accompanying notes to financial statements.






              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)


        Statements of Stockholders' Deficit (Notes 5, 6 and 7)

                                                     Common Stock
                                                                         Additional
                                                                          Paid-In
Year Ended January 31, 2000           Date       Shares        Value      Capital       Deficit          Total
Balance, January 31, 1999                      9,726,489      $  973     $  698,431     $  (751,778)   $ (52,374)

Common stock sold for $1.00 in
cash, valued at $1.00 per share      3/22/99       2,000           -          2,000               -        2,000

Common stock sold for $1.00 in
cash, valued at $1.00 per share      3/30/99       5,000           1          4,999               -        5,000

Exercise of options for 250,000
shares at $.0001                     4/15/99     250,000          25              -               -           25

Common stock sold for $1.00 in
cash, valued at $1.00 per share      4/21/99       2,000           -          2,000               -        2,000

Common stock sold for $1.00 in
cash, valued at $1.00 per share      4/28/99      25,000           2         24,998               -       25,000

Common stock sold for $1.00 in
cash, valued at $1.00 per share       5/4/99       5,000           1          4,999               -        5,000

Common stock sold for $1.00 in
cash, valued at $1.00 per share       5/5/99       2,000           -          2,000               -        2,000

Common stock sold for $1.00 in
cash valued at $1.00 in cash          5/8/99         500           -            500               -          500

Common stock sold for $1.00 in
cash, valued at $1.00 per share      1/28/00      81,000           8         80,992               -       81,000

Common stock issued for services
valued at $1.00 per share            1/28/00      82,500           8         82,492               -       82,500

Common stock issued for officers'
compensation, valued at $1.00 per
share                                1/28/00     241,000          24        240,976               -      241,000

Common stock issued to officers
for past services, the value of
which was previously recorded in
the financial statements as
additional paid-in capital           1/28/00     121,500          12            (12)              -            -

Common stock sold for $1.00 in
cash valued at $1.00 per share       1/31/00      65,000           7         64,993               -       65,000

Net loss                                               -           -              -        (478,632)    (478,632)
                                              -----------     -------    -----------    ------------   ----------
Balance, January 31, 2000                     10,608,989      $1,061     $1,209,368     $(1,230,410)   $ (19,981)
                                              ===========     =======    ===========    ============   ==========

                          See accompanying notes to financial statements.





              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)


                 Statements of Cash Flows (Note 9)



                                                     From the Inception                         From the Inception
                                                      of Incorporation                           of Incorporation
                                                       May 4, 1998 to         Year Ended          May 4, 1998 to
Year Ended                                             January 31, 1999     January 31, 2000      January 31, 2000

Cash Flows From Operating Activities:
 Net loss                                                 $(751,778)          $(478,632)             $(1,230,410)
                                                          ----------          ----------             ------------
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
 Officers' compensation settled in stock                    154,500             241,000                  395,500
 Professional fees                                          492,654              82,500                  575,154
 Changes in assets and liabilities:
  (Increase) in other assets                                     (1)               (645)                    (646)
  Increase in accounts payable                               13,025              19,316                   32,341
  Increase in accrued fees                                        -              66,865                   66,865
                                                          ----------          ----------             ------------
Total Adjustments                                           660,178             409,036                1,069,214
                                                          ----------          ----------             ------------
Net Cash (Used In) Operating Activities                     (91,600)            (69,596)                (161,196)
                                                          ----------          ----------             ------------
Cash Flows From Financing Activities:
 Proceeds from the sale of stock                            102,250             187,525                  289,775
 Advances from officer and directors                              -              20,000                   20,000
 Payments of obligation under consulting
  agreement                                                       -             (10,000)                 (10,000)
                                                          ----------          ----------             ------------
Net Cash Provided By Financing Activities                   102,250             197,525                  299,775
                                                          ----------          ----------             ------------
Net Increase In Cash                                         10,650             127,929                  138,579
Cash, beginning of period                                         -              10,650                        -
                                                          ----------          ----------             ------------
Cash, end of period                                       $  10,650           $ 138,579              $   138,579
                                                          ==========          ==========             ============

                See accompanying notes to financial statements.


              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements


1.  Organization

The Company, incorporated on May 4, 1998 in New Hampshire, was formed to manufacture and sell railway level crossings to the railroad industry. The Company is a development stage company and is devoting all its efforts to establishing a new business. Planned principal operations have not yet started. Subsequent to January 31, 2000, the company changed its name to ARS Networks, Incorporated.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Development Stage Activities

The Company has not earned revenues from its activities through January 31, 2000. As such, the Company is still in a development stage and falls under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

Going Concern and Management's Plans

The Company has a limited operating history with no revenues. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date. The Company has been successful in raising approximately $290,000 through January 31, 2000 and anticipates raising additional funds as required from the sale of its Common Stock pursuant to Rule 504 Regulation D offering. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

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

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on recoverability and classification of assets or the classification of liabilities that might result from the outcome of this uncertainty.

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements




Earnings Per Share

The Company follows SFAS No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect total dilutive potential common shares outstanding during the period. Assumed exercise of options has not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

Stock Based Compensation

The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted by SFAS No. 123 (SFAS 123"), "Accounting for Stock-Based Compensation." Since the Company has elected to continue to apply the provisions of APB No. 25, they have provided the proforma disclosure provisions of SFAS No. 123.

The Company has used the Black-Scholes option-pricing model as permissible under SFAS No. 123 to estimate the fair value of each stock option issued to non-employees from the inception of incorporation, May 4, 1998 to January 31, 2000.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax basis of the Company's assets and liabilities in accordance with SFAS No. 109. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Start-up Costs

Pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred in the organization and start-up of the Company have been expensed.

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements


Foreign Currency Translation

The Company remeasures foreign currency denominated monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in operations for the year ended January 31, 2000 and are immaterial.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Total comprehensive loss for the period from inception, May 4, 1998 to January 31, 1999 and for the year ended January 31, 2000 are the same as the reported net loss.

Effect of Recent Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting requirements for derivative instruments. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore, does not expect this pronouncement to have any effect on the financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

3. Obligation Under Consulting Agreement

The Company has an obligation under an agreement for business and financial consulting services. The balance due under the agreement is $40,000 as of January 31, 2000, of which $10,000 is currently payable with the remaining $30,000 due when certain financing activities occur.

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements


4.  Income Taxes

The Company did not have taxable income for the period from inception of incorporation, May 4, 1998 to January 31, 2000 and, therefore, does not have any current income tax expense.

At January 31, 2000, the significant components of the company's deferred income tax assets are as follows:

   Start up costs deferred for tax purposes,
     expensed for financial reporting purposes         $ 214,000

       Less:  Valuation allowance                       (214,000)
                                                       -----------
       Net deferred income tax asset                   $       -
                                                       ===========

Reconciliation of the effective tax rate to the U.S. statutory rate for the periods ended January 31, 1999 and 2000 is as follows:

                                                  1999        2000

    Tax expense at U.S. statutory rate           (34.0)%     (34.0)%
    Nondeductible expenses                        31.4           -
    Change in Federal valuation allowance          2.6        34.0
                                                 ------      -----
    Effective income tax rate                        - %         - %
                                                 ======      =====

5.  Related Party Transactions

On  May  11,  1998,  in exchange for 50,000 shares of common  stock,  the
Company acquired certain assets from Ameri-Can Equipment Sales and Leasing Inc. ("AEL"), a Canadian corporation. These assets included the rights to certain contractual relationships, industry relationships, goodwill, and application experience. Although "AEL" and the Company at the time of sale had one hundred percent common ownership, the Company is, in management's opinion, not a successor company to "AEL". "AEL" is engaged in a completely different business apart from the Company's railway communications and signaling business. Additionally, the Company issued to the principal shareholder 4,520,239 shares of its $0.0001 par value common stock. These shares were issued in reliance on the "private placement" exemption under the Securities Act of 1933, as amended ("the
Act), in exchange for certain assets including the assignment of patents and a non-compete agreement. Since the assets acquired pursuant to this transaction had no carrying value at the date of transfer, no value has been reflected in the accompanying financial statements for the transaction.

On June 1, 1998, 1,941,250 shares of the Company's stock were purchased by officers, directors and management of the Company for $2,054 plus entering into a non-compete agreement. The shares were valued at $.10 per share (less cash received of $2,054) based on similar stock sales and recorded as officer's compensation of $16,500 and professional fees of $175,571.

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements



In June, 1998 the officers, directors and certain members of the advisory board entered into a "lock-up agreement" with the Company, agreeing to withhold from sale, for a period of two years, any shares of the Company's common stock which they own directly or deemed to own beneficially. For this agreement, a total of 6,500 shares were issued. These shares were valued at $.10 per share based on similar stock sales and recorded as an expense. The total number of locked-up shares is 7,173,989 as of January 31, 2000.

On June 20, 1998, 1,915,000 shares of common stock were issued to certain consultants of the Company at $.0001 per share. These shares were valued at $.10 per share (less cash received of $192) based on similar stock sales and recorded as professional fees.

The Company has entered into employment contracts with its executive officers. The terms of the contracts provide for provisions to terminate the parties at any time as stipulated under the conditions of their individual contracts. The Chairman of the Board of Directors' ("Chairman") contract is for a term of five years with compensation in the amount of $100,000 per year plus a bonus. The President is contracted for two years and is to be compensated in the amount of $61,000 per year plus quarterly stock options. The Vice President of Finance is compensated in the amount of $45,000 per year plus semi-annual stock options. The compensation packages of the officers shall be reviewed from time to time by the directors of the Company.

The agreement with the Chairman requires the Company to pay $1,000,000 to the Chairman if the agreement is terminated.

At January 31, 2000, $4,760 is due to certain directors of the Company and $15,240 is due to one officer of the Company for telephone expenses incurred on behalf of the Company. These advances are non-interest bearing.

On January 28, 2000, the Company issued 362,500 shares of common stock to certain officers of the Company, in lieu of unpaid cash compensation.

6.  Stock Incentive Plans

(a) On June 20, 1998 the Company adopted the Equity Incentive Plan ("the Equity Plan") to provide directors, officers and certain key employees with additional incentives. Under the Equity Plan, 4,500,000 shares of common stock have been reserved for issuance pursuant to stock options and stock awards. The Equity Plan provides for the grant of incentive stock options and non-qualified stock options. The exercise price of all incentive stock options granted may not be less than the fair market value of the underlying common stock at the date of grant. The Equity Plan is administered by a committee of two or more non-employee members of the Company's Board of Directors.

The Company has issued stock options to two of its officers. The options are valid for two years expiring in April, 2000. The total shares under option are 122,750 at January 31, 2000.

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements


On  February 18, 1999, the Company granted options to purchase  1,469,967
shares  to  certain officers and directors of the Company.   The  options
have a term of five years and are vested upon the date of grant.

FASB Statement 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net income and earnings per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

                                  From the Inception
                                  of Incorporation
                                   May 4, 1998 to          Year Ended
                                  January 31, 1999      January 31, 2000

  Dividend yield                           0%                   0%
  Expected volatility                      0%                   0%
  Risk free interest rates              5.52%                4.94%
  Expected lives                        1.9 years            2.5 years

Under the accounting provisions of FASB Statement 123, the Company's net loss would have been increased by an insignificant amount and there was no effect on loss per share for the period ended January 31, 1999. For the year ended January 31, 2000, the net loss would have been increased by approximately $147,000 and loss per share by $.01.

A summary of the status of the Company's stock option plan as of January 31, 1999 and changes during the period from inception of incorporation, May 4, 1998 to January 31, 1999, is presented below:

                                                            Weighted
                                                            Average
                                              Shares        Exercise
                                                            Price

     Outstanding, beginning of period               -        $    -
     Granted                                  165,000         .0001
     Exercised                                 42,500         .0001
                                              -------        -------
     Outstanding at end of period             122,500         .0001
     Options exercisable at period-end        122,500         .0001
                                              -------        -------
     Weighted average fair value of options
        granted during the period                             .10

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements



A summary of the status of the Company's stock option plan as of January 31, 2000 and changes during the year ended January 31, 2000 is presented below:

                                                                Weighted
                                                                Average
                                                  Shares     Exercise Price

     Outstanding, beginning of period             122,750     $ .0001
     Granted                                    1,469,967       1.01
     Exercised                                          -       -
                                                ----------    -------
     Outstanding at end of year                 1,592,717       .93
     Options exercisable at year-end            1,469,967       .93
                                                              -------
     Weighted average fair value of options
       granted during the period                              $1.00

The   following  table  summarizes  information  about  stock   options
outstanding under the Equity Plan at January 31, 2000:




                               Weighted
                               Average       Weighted
                   Number      Remaining     Average       Number           Weighted
 Exercise      Outstanding    Contractual    Exercise    Exercisable        Average
  Prices            at           Life         Price          at             Exercise
                 January 31,                               January           Price
                   2000                                    31, 2000
$.0001             122,750      4 months      $  .0001           -          $ .0001
$1.00 to $1.01   1,469,967     49 months        1.01     1,469,967           1.01
                 ---------                               ----------
                 1,592,717                               1,469,967
                 =========                               ==========


(b) On June 20, 1998 the Company adopted the Incentive Compensation Plan ("the Incentive Plan"). The purpose of the Incentive Plan is to attract, motivate and retain key employees of the Company. Under the Incentive Plan, each participant shall be eligible to receive a performance award as computed on measured performance. Consultants and other independent contractors may be eligible to participate in the Incentive Plan. No awards have been made under the Incentive Plan through January 31, 2000

(c) On July 1, 1998, options to purchase 500,000 of the Company's common stock were granted to certain consultants of the Company. The options have a term of five years and are vested upon the date of the grant. These options were valued at $.10 per share based on similar sales and recorded as professional fees. In April, 1999, options for 250,000 shares of the Company's common stock were exercised by the consultants.

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements



7.  Use of Proceeds From Issuance of Stock

On June 20, 1998, the Company issued 1,915,000 shares of common stock for $192. The cash was used to fund the start-up activities of the Company.

On November 25, 1998, the Company issued 1,000,000 shares of common stock
for  $100,000.   The  proceeds were used to fund  the  professional  fees
incurred with the start-up and development of the Company.

During the year ended January 31, 2000, the Company sold 187,500 shares for $187,500. Of the 187,500 sold, 41,500 shares of common stock issued included one option to purchase one share of common stock at a price of $1.25 and one option for one share at a price of $1.75. These options are exercisable at any time after May 1, 1999, subject to certain conditions, and expire 60 months from that date. The proceeds from the issuance of stock have been and will be used to fund the development of the Company.

8.  Commitments

Subsequent  to January 31, 2000, the Company entered into agreements  for
(i) the development of corporate and product branding, and logo design at a cost not to exceed approximately $14,000 and (ii) for public relations and communications consulting. The term of the public relations and consulting agreement is for one year commencing February 9, 2000 for $7,000 monthly. In addition, the Company issued 150,000 free trading shares upon execution of the contract, and is required to issue another 150,000 free trading shares if the Company's stock is $4.00 per share or over for 45 days.

This agreement will be automatically extended for an additional year unless terminated by the Company during the contract term. Either party may terminate this agreement with 30 days written notice to the other party after the first ninety days.

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements



9. Supplemental Cash Flow Information

The Company did not make any payments for interest or taxes during the period from inception of incorporation, May 4, 1998 to January 31, 1999 and the year ended January 31, 2000.

Noncash investing and financing activities consist of the following during the period from inception of incorporation, May 4, 1998 to January 31, 1999 and the year ended January 31, 2000:

                                         Period Ended       Year Ended
                                         January 31,        January 31,
                                            1999               2000

      (a)    241,000 shares of common
      stock issued and recorded as
      officer's compensation.  The
      value of $1.00 per share is
      based on similar stock sales       $      -           $241,000

      (b)    82,500 shares of common
      stock issued to consultants
      and recorded as professional
      fee expense.  The value of
      $1.00 per share is based upon
      similar stock sales                $      -           $ 82,500

      (c)    Officer's compensation
      recorded as a contribution to
      additional paid-in capital         $121,500           $      -

      (d)    50,000 shares of common
      stock issued for acquisition
      of assets of Ameri-can
      Equipment Sales & Leasing,
      Inc.                               $      -           $      -

      (e)    4,520,239 shares of
      common stock issued for
      acquisition of patents
      pending and non-compete
      agreement from controlling
      shareholder                        $      -           $      -

      (f)    1,941,250 shares of
      common stock issued and
      recorded as officer's
      compensation of $16,500 and
      professional fees of
      $175,571.  The value of $.10
      per share (less cash received
      of $2,054) is based on
      similar stock sales                $192,071           $      -

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements




                                            Period Ended      Year Ended
                                            January 31,       January 31,
                                               1999              2000

      (g)    6,500 shares of common
      stock issued for lock up
      agreement.  Shares issued
      have been valued at $.10 per
      share based on similar
      stock sales                             $    650           $    -

      (h)    251,250 shares of common
      stock issued for service
      contracts and recorded as
      professional fee expense.
      These service contracts were
      related to assisting the
      Company in raising capital,
      and these consultants are no
      longer utilized by the
      Company. The value of $.10
      per share has been determined
      based upon similar stock
      sales                                   $ 25,125           $    -

      (i)    Officer's compensation
      recorded as additional paid-
      in capital for the issuance
      of stock options for 165,000
      shares.  The value of $.10
      per share is based upon
      similar stock sale                      $ 16,500           $    -

      (j)    1,915,000 shares of
      common stock issued to
      consultants and recorded as
      professional fee expenses.
      The value of $.10 per share
      (less cash received of $192)
      is based upon similar stock
      sales                                   $191,308           $    -

      (k)    Consulting expense
      recorded as additional paid
      in capital for the issuance
      of stock options for 500,000
      shares.  The value of $.10
      per share is based upon
      similar stock sales                     $ 50,000           $    -

      (l)    Obligation under
      consulting agreement issued
      for consulting services                 $ 50,000           $    -

              Ameri-can Railway Systems, Incorporated
                  (A Development Stage Company)

                    Notes to Financial Statements




Reconciliation of common stock and additional paid-in capital in the statement of stockholders' deficit to proceeds from sale of stock in the statement of cash flows:



                                      From the
                                     Inception of                            From the
                                    Incorporation,                          Inception
                                    May 4, 1998 to       Year Ended             of
                                     January 31,         January 31,      Incorporation
                                       1999                 2000          May 4, 1998 to
                                                                          January 31, 2000
Common stock                          $     973         $       88           $    1,061
Additional paid in capital              698,431            510,937            1,209,368
                                      ----------        -----------          ----------
                                        699,404            511,025            1,210,429
Less:
  Noncash transactions (a) through
  (k), previously described            (597,154)         (323,500)             (920,654)
                                      ----------        -----------          ----------
Proceeds from sale of stock           $ 102,250         $  187,525           $  289,775
                                      ==========        ===========          ===========
