Form 10QSB
period 2000-04-30
AMERI-CAN RAILWAY SYSTEMS INC
filed 2000-06-12
CIK 1081856

FORM 10-QSB
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               Quarterly Report Under Section 13 or 15(d) of the
                    Securities Exchange Act of 1934

               For the Quarterly Period Ended April 30, 2000
                       Commission File Number 000-25967

                         ARS NETWORKS, INCORPORATED
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

                         X Yes            No


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class              Outstanding as of April 30, 2000
          Common Stock                10,822,889

                                   FORM 10-QSB

                           ARS NETWORKS, INCORPORATED
                                 APRIL 30, 2000

                                      INDEX


Part I - Financial Information


Item 1.        Financial Statements

               Balance Sheet as of April 30, 2000

               Statements of Loss
               For the Three Months Ended
               April 30, 1999 and 2000 and From
               the Inception of Incorporation May 4,
               1998 to April 30, 2000

               Statements of Stockholder's Deficit
               For the Three Months Ended April 30, 1999
               and 2000

               Statements of Cash Flows For the Three Months
               Ended April 30, 1999 and 2000 and From the Inception of Incorporation May 4, 1998 to April 30, 2000

               Notes to Financial Statements



Item 2.        Management's Discussion and Analysis
               Of Results of Operations and Financial
               Condition



Part II - Other Information


Item 1.        Legal Proceedings

Item 4.        Submission of Matters to a Vote
               Of Security Holders

Item 6.        Exhibits and Reports on Form 8k

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements



                   ARS NETWORKS, INCORPORATED
                  (A Development Stage Company)

                      BALANCE SHEET (UNAUDITED)

                                ($US)

      ASSETS


                                                               April 30, 2000


CURRENT
  Cash in bank                                                    $  142,653

OTHER ASSETS
  Non-compete agreements                                                   1
  Patent fees                                                          1,995
                                                                 -----------

                                                                  $  144,649
                                                                 ===========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accrued compensation and fees                                   $  134,024
  Accounts payable                                                    64,646
  Due to officer and directors                                         4,760
  Obligation under consulting agreement                               30,000
                                                                 -----------
                                                                     233,430
                                                                 -----------
COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' DEFICIT (NOTE 4)
  Preferred stock, $.0001 par value -
    25,000,000 shares authorized; none
    outstanding                                                            -
  Common stock - $.0001 par value - 50,000,000
    shares authorized; 10,010,489 and 10,822,889
    outstanding                                                        1,082
  Additional paid in capital                                       1,530,197
  Deficit - accumulated during the
    development stage                                             (1,620,060)
                                                                 -----------
                                                                     (88,781)
                                                                 -----------
                                                                  $  144,649
                                                                 ===========

                        See accompanying notes


                   ARS NETWORKS, INCORPORATED
                  (A Development Stage Company)

                    STATEMENTS OF LOSS (UNAUDITED)

                              ($US)

                                                                                              From the Inception
                                                                                                of Incorporation
                                            Three Months Ended      Three Months Ended          May 4, 1998 to
                                               April 30, 1999           April 30, 2000           April 30, 2000


   SALES                                       $         -                $         -               $         -
                                               ------------               ------------              -----------
   EXPENSES
     Officers' compensation                         51,500                     53,453                   448,953
     Professional fees (Note 4)                      2,021                    271,626                 1,062,859
     Promotional expenses                                -                     39,512                    39,512
     Development expenses and other                  4,392                     21,007                    39,390
     Rent and telecommunications                     1,637                      4,052                    29,346
                                               ------------               ------------              -----------
   TOTAL EXPENSES                                   59,550                    389,650                 1,620,060
                                               ------------               ------------              -----------

   NET LOSS                                    $   (59,550)               $  (389,650)              $(1,620,060)
                                               ============               ============              ============
   LOSS PER SHARE (BASIC AND DILUTED):
     Net loss                                  $      (.01)               $      (.04)
                                               ============               ============

WEIGHTED AVERAGE SHARES OUTSTANDING              9,775,198                 10,755,697
                                               ============               ============


                        See accompanying notes



                         ARS NETWORKS, INCORPORATED
                        (A Development Stage Company)

          STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (NOTE 4)
                                  ($US)


                                                                                Additional                     Total
                                                         Common Stock           Paid-In                        Stockholders'
                                       Date         Shares         Value        Capital         Deficit        Deficit


Three Months Ended April 30, 1999

Balance - January 31, 1999                         9,726,489       $   973       $698,431     $(751,778)      $ (52,374)

Common stock sold for
$1.00 in cash, valued at
$1.00 per share                        3/22/99         2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share                        3/30/99         5,000             1          4,999             -           5,000

Exercise of options for
250,000 shares at $.0001               4/15/99       250,000            25              -             -              25

Common stock sold for
$1.00 in cash, valued at
$1.00 per share                        4/21/99         2,000             -          2,000             -           2,000

Common stock sold for
$1.00 in cash, valued at
$1.00 per share                        4/28/99        25,000             2         24,998             -          25,000

Officers' compensation
contributed to capital                                     -             -         51,500             -          51,500

Net loss                                                   -             -              -       (59,550)        (59,550)
                                                  ----------        ------       --------     ----------       ---------
Balance - April 30, 1999                          10,010,489        $1,001       $783,928     $(811,328)      $ (26,399)
                                                  ==========        ======       ========     ==========       =========


                                    See accompanying notes



                           ARS NETWORKS, INCORPORATED
                          (A Development Stage Company)

          STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) (NOTE 4)
                                     ($US)


                                                                               Additional                     Total
                                                        Common Stock           Paid-In                        Stockholders'
                                       Date         Shares        Value        Capital         Deficit        Deficit


Three Months Ended April 30, 2000

Balance - January 31, 2000                        10,608,989       $1,061      $1,209,368    $(1,230,410)     $ (19,981)

Common stock sold for
$1.50 in cash, valued at
$1.50 per share                        2/7/00         13,900            1          20,849              -         20,850

Common stock issued for
consulting agreement, valued
at $1.50 per share                     2/25/00       150,000           15         224,985              -        225,000

Common stock sold for $1.50
in cash, valued at $1.50
per share                              3/15/00        50,000            5          74,995             -          75,000

Net loss                                                   -            -               -       (389,650)      (389,650)
                                                  ----------       ------     -----------    ------------      ---------
Balance - April 30, 2000                          10,822,889       $1,082      $1,530,197    $(1,620,060)     $ (88,781)
                                                  ==========       ======      ===========   ============      =========

                                    See accompanying notes


                     ARS NETWORKS, INCORPORATED
                    (A Development Stage Company)

                STATEMENT OF CASH FLOWS (UNAUDITED) (NOTE 4)
                                 ($US)




                                                                                               From the Inception
                                                                                                of Incorporation
                                           Three Months Ended       Three Months Ended            May 4, 1998 to
                                              April 30, 1999          April 30, 2000              April 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (59,550)                 $(389,650)             $(1,620,060)
                                                 ----------                 ----------             ------------
  Adjustments to reconcile net loss to
    net cash (used in) operating activities:
      Officers' compensation contributed to
        capital                                     51,500                          -                  395,500
      Professional fees                                  -                    225,000                  800,154
      Changes in assets and liabilities:
        (Increase) in other assets                       -                     (1,350)                  (1,996)
        Increase (decrease) in accounts
          payable and accrued liabilities           (2,025)                    99,464                  198,670
                                                 ----------                 ----------             ------------
TOTAL ADJUSTMENTS                                   49,475                    323,114                1,392,328
                                                 ----------                 ----------             ------------
NET CASH (USED IN) OPERATING ACTIVITIES            (10,075)                   (66,536)                (227,732)
                                                 ----------                 ----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of stock                   34,025                     95,850                  385,625
  Advances from officer                                  -                          -                   20,000
  Payments of obligation under consulting
   agreement                                             -                    (10,000)                 (20,000)
  Repayment of advance from officer                      -                    (15,240)                 (15,240)
                                                 ----------                 ----------             ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           34,025                     70,610                  370,385
                                                 ----------                 ----------             ------------

NET INCREASE IN CASH                                23,950                      4,074                  142,653
CASH AT BEGINNING OF PERIOD                         10,650                    138,579                        -
                                                 ----------                 ----------             ------------
CASH AT THE END OF PERIOD                        $  34,600                  $ 142,653              $   142,653
                                                 ==========                 ==========             ============

                           See accompanying notes


                      ARS NETWORKS, INCORPORATED
                    (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS

          INFORMATION AS OF APRIL 30, 1999 AND 2000 AND FOR
         THE PERIODS ENDED APRIL 30, 1999 AND 2000 IS UNAUDITED
                                 ($US)

1. ORGANIZATION

The Company, incorporated on May 4, 1998 in New Hampshire, was formed to manufacture and sell railway level crossings to the railroad industry. The Company is devoting all its efforts to establishing a new business. Planned principal operations have not yet started. During the three months ended April 30, 2000, the Company changed its name from Ameri-can Railway Systems, Incorporated to ARS Networks, Incorporated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
   INFORMATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Development Stage Activities

The Company has not earned revenues from its activities through April 30, 2000. As such, the Company is still in a development stage and falls under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

Going Concern and Management's Plans

The Company has a limited operating history with no revenues. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date. The Company has been successful in raising approximately $385,000 through April 30, 2000 and anticipates raising additional funds as required from the sale of its Common Stock pursuant to Rule 504 Regulation D offering. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

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

                      ARS NETWORKS, INCORPORATED
                    (A Development Stage Company)

                  NOTES TO THE FINANCIAL STATEMENTS

          INFORMATION AS OF APRIL 30, 1999 AND 2000 AND FOR
         THE PERIODS ENDED APRIL 30, 1999 AND 2000 IS UNAUDITED
                                 ($US)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER
   INFORMATION (continued)

Unaudited Interim Financial Information

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the period from the inception of incorporation May 4, 1998 to January 31, 2000.

3. COMMITMENTS

Subsequent to April 30, 2000, the Company signed a letter of intent to purchase all of the outstanding shares of T & T Diesel
Power, Ltd. for approximately
$622,000 (Canadian).

4. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities consists of the following:



                                                       Three Months Ended        Three Months Ended
                                                          April 30, 1999            April 30, 2000

150,000 shares of common stock issued to
consultants (Note 3) and recorded as
professional fee. The value of $1.50 per
share is based upon similar stock sales                   $        -                  $225,000
                                                            =========                =========

Officer's compensation recorded as a
contribution to additional paid-in capital                $   51,500                  $      -
                                                            =========                =========



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has a limited operating history with no revenues. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $385,000 through April 30, 2000 and anticipates raising an additional funds from the sale of its Common Stock pursuant to Rule 504 Regulation D offering. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

ARS is a fully-reporting company with the Securities and Exchange Commission and is approved by the NASD to trade its common stock on the OTCBB under symbol (ARSN). The Company plans to raise approximately $600,000 to complete its REG D 504 offering to support marketing efforts and the associated working capital requirements. The Company also plans to file Form SB2 and register at least 5,000,000 additional shares for sale during the currant fiscal year. The Company hopes to raise up to $25,000,000. These funds will be used to expand operations, continue technical development and procure small technically viable companies that will contribute to revenue, cash flows and the future growth of the Company. However there can be no guarantee that the Company will be successful in raising additional funds or filing Form SB2 or that a market will continue for the Company's common stock.

Management, however, believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet.

The prime focus of ARS's Crosslogix TM private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix TM an integrated service information System the foundation of the ARS wireless private network.

The ARS objective is to build and design "State of the Art," communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS, on it's integrated service information system. ARS's Crosslogix TM technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS's system adds considerable value for the railway and yet are relatively inexpensive to implement. The following applications can be easily integrated with ARS's system.

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

Wide area networking: ARS Crosslogix TM technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where is currently no communication systems in place.

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

ARS plans to distribute the Crosslogix TM Advance Warning System through an exclusive distributorship with Geismar/Modern Track Machinery Inc. (Geismar/MTM). Ameri-can Equipment Sales and Leasing, Inc., transferred its contract with Geismar/MTM to sell the level crossing systems to ARS. The contract is valid until October 1, 2000. ARS plans to commence negotiations in September 2000 to develop the terms for a new contract between ARS NetworksT and the Geismar Company. Geismar/MTM has a worldwide sales network in over 100 countries. They are a premier manufacturer and distributor of light machinery and railway systems for the railroad industry. They command 60% of the US market and over 70% of the Canadian market. The alliance with Geismar/ MTM will enhance the company's ability to penetrate the market. This relationship facilitates exposure to the key decision-makers at most U.S. railways and the 60 rapid transit authorities across North America, and opens to ARS an entrance into the world market. The ARS management team will support the efforts of Geismar's sales representatives. The ARS Vice President of Sales and Service will be mandated to build a field support group to service the railways directly, which will provide further brand recognition to ARS in the market place. It is anticipated that the railways will demand a strong technical service group to support systems sold by Geismar/Modern Track. The Company feels growth in this area will be ongoing and dependent on future sales.

Market Development and Future Key Customers

The Company entered into an agreement for the development of corporate and product branding, and logo design. The finished product can be viewed on the Company's new web site.
www.ARSNetworks.com

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


Direct Mail:

The company will use direct mail to build awareness of the Advanced Warning System. The company will target investors, senior officials at each railway as well as appropriate officials at municipal, state, provincial and Canadian US federal transportation authorities. By targeting these government officials, the company hopes to be able to "pull" product through the distribution channel.


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


Functional Testing

ARS's Crosslogix TM system will be tested by the Company's design engineers who have Developed the product in co-operation with third party contractors that Provide such test and certification services. The tests will be conducted in An environmentally controlled test chamber at temperature ranges from -40 to +85 Degree C. In addition, vibration tables will be used to test the boards and sensors at variable vibration levels to detect assembly and component mechanical problems. Thermal Cycling is a well-documented process proven to expose failures in electronic components.

Circuit boards will be monitored during extended temperature cycling by a computer system, which will record the calibration, drift, induced noise and functionality over several thermal cycles. Each board is serialized and this data is saved permanently.

Final Quality Assurance

Contract manufacturers will assemble the ARS Crosslogix TM system. Company personnel will approve all product tests, in order to control the final acceptance and quality assurance operations before shipping.

The manufacturing area will be operated under the principles of "Improved Product Reliability through Continuous Process
Improvement" in accordance with ISO9000 standards.


Product Research and Development

During the current fiscal year the company plans to complete the initial pre-production testing of it's Crosslogix TM service information system and complete the first rail carrier system audit and gain certification for the base Advance Crossing application configuration using a single track system. Multiple track systems will be deployed later on in the fiscal year with the ability to permanently record (log) and time stamp rail data information and transfer this to other computers for analysis. Later releases in upcoming fiscal year will alert vehicular traffic of train direction and speed, and provide support for Wide Area Network capability, (Internet communications) protocol.

Future Crosslogix TM service information system product releases planed over the next two years at installed level crossing applications will be expanded to include other devices and functions that can build on the installed user-base. For example, the following applications add considerable value for the railway, yet are relatively inexpensive to add-on to the system.

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

Wide area networking: ARS Crosslogix technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where is currently no communication systems in place.

Hazardous Materials Monitoring: Constant monitoring of tank cars or other vessels transporting hazardous materials, e.g. measures of temperature, pressure, evaporation, volatility, decomposition, and so forth.

Inter-modal Reefer Monitoring Systems: This is a wireless monitoring application for refrigerated railway cars (Reefers) which communicate with each ARS Crosslogix service information system via wireless radio. This allows the reefers (refrigerated cars) to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

Purchase or sale of Plant and Significant Equipment:

This is not anticipated to occur as all manufacture and most assembly of Crosslogix product line is to be contracted out.

However, subsequent to April 30, 2000, the Company signed a letter of intent to purchase all of the outstanding shares of T & T Diesel Power, Ltd. for approximately $622,000 (Canadian) adding approximately $1,500,000 to $2,000,000 in revenue to the Company. Management is confident that readily available electrical power to service standby and dark territories applications will greatly enhance the Company's ability to supply turn key systems to the railway industry. Dark territories encompass thousands of miles of railway track where there is no available power to run signaling or safety systems.



Significant Changes in Numbers of Employees: Full time employees are expected to grow to 8 over the current fiscal year.

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



PART II  OTHER INFORMATION


Item 1. Legal Proceedings

Not Applicable


Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security-holders through The solicitation of proxies or otherwise during the first quarter of the current Fiscal Year.


Item 6. Exhibits and Reports on Form 8K

8K Filed April 04, 2000 changing the company name from Ameri-can
Railway Systems to ARS Networks, Incorporated.



     Exhibit 27 -  Financial Data Schedule

                           SIGNATURES
                         --------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               ARS Networks, Incorporated
       ________________________________________________






Date   June 12, 2000                 /s/ Sydney A. Harland
       ------------------                --------------------
                                          Sydney A. Harland
                                          Chairman and CEO