Form 10QSB
period 2000-07-31
AMERI-CAN RAILWAY SYSTEMS INC
filed 2000-09-18
CIK 1081856

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended   July 31, 2000
Commission File Number   000-25967

        ARS NETWORKS, INCORPORATED
(Exact name of registrant as specified in its charter)

NEW HAMPSHIRE	14-1805077
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 WALNUT STREET, CHAMPLAIN, NEW YORK	12919
(Address of principal executive offices)	(Zip Code)

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

  X   Yes     ___ No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 1, 2000
Common Stock	11,096,289

FORM 10-QSB
ARS NETWORKS, INC. AND SUBSIDIARY
JULY 31, 2000

INDEX

Part I. Financial Information
Item 1.	Financial Statements

Balance Sheet as of July 31, 2000

Statements of Loss For the Six Months Ended July 31, 1999 and 2000 and From the Inception of Incorporation May 4, 1998 to July 31, 2000

Statements of Loss For the Three Months Ended July 31, 1999 and 2000

Statements of Stockholders' Equity (Deficit) For the Six Months Ended July 31, 1999 and 2000

Statements of Cash Flows For the Six Months Ended July 31, 1999 and 2000 and From the Inception of Incorporation May 4, 1998 to July 31, 2000

Notes to Financial Statements

Item 2	Management's Discussion and Analysis Of Results of Operations and Financial Condition

Part II. Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote Of Security Holders

Item 6.	Exhibits and Reports on Form 8k

Signatures

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1.

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEET (UNAUDITED)
($US)
ASSETS	July 31, 2000
CURRENT
Cash in bank	$ 128,263
Accounts receivable	232,153
Inventory	50,640
Prepaid expenses	336
411,392
OTHER ASSETS
Machinery and equipment	19,003
Non-compete agreements	1
Patent fees	2,332
Goodwill	325,300
$ 758,028
========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 116,771
Sales tax payable	18,360
Dividend payable-former shareholders of T&T Diesel Power, Ltd.	67,240
Due to officer and directors	4,760
Accrued compensation and fees	245,840
Accrued expenses-other	28,950
Obligation under consulting agreement	30,000
Note payable-related party (Note4)	68,500
Current maturities of long-term debt	123,264
703,685
LONG-TERM DEBT, LESS CURRENT MATURITIES	1,927

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (NOTE 4)

Preferred stock, $.0001 par value - 25,000,000 shares authorized; none Outstanding	-

Common stock - $.0001 par value - 50,000,000 shares authorized; 11,088,989 outstanding	1,109

Additional paid in capital	1,975,945
Deficit - accumulated during the development stage	(1,924,638)
52,416
$ 758,028
========
See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF LOSS (UNAUDITED)
($US)

	Six Months Ended July 31, 1999	Six Months Ended July 31, 2000	From the Inception of Incorporation May 4, 1998 to July 31, 2000
SALES	$ -	$ -	$ -
	__________	__________	__________
EXPENSES
Officers' compensation	103,000	285,520	681,020
Professional fees	15,070	290,390	1,081,623
Promotional expenses	-	68,856	68,856
Development expenses and other	8,925	36,633	55,016
Rent and telecommunications	3,385	12,829	38,123
	__________	__________	__________
TOTAL EXPENSES	130,380	694,228	1,924,638
	__________	__________	__________

NET LOSS	$ (130,380)	$ (694,228)	$(1,924,638)
	========	========	========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.01)	$ (.06)
	========	========
WEIGHTED AVERAGE SHARES OUTSTANDING	9,894,406	10,801,242
	========	========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF LOSS (UNAUDITED)
($US)

	Three Months Ended July 31, 1999	Three Months Ended July 31, 2000

SALES	$ -	$ -
	________	________
EXPENSES
Officers' compensation	51,500	232,067
Professional fees	13,049	18,764
Promotional expenses	-	29,344
Development expenses and other	298	15,626
Rent and telecommunications	5,983	8,777
	________	________
TOTAL EXPENSES	70,830	304,578
	________	________

NET LOSS	$ (70,830)	$ (304,578)
	========	=======
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.01)	$ (.03)
	========	=======

WEIGHTED AVERAGE SHARES OUTSTANDING	10,017,667	10,858,337
	========	=======
See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED)
($US)
		Common Stock
	Date	Shares	Value	Additional Paid-In Capital	Deficit	Total Stockholders' Deficit
Six Months Ended July 31, 1999

Balance - January 31, 1999		9,726,489	$ 973	$698,431	$(751,778)	$ (52,374)

Common stock sold for $1.00 in cash, valued at $1.00 per share	3/22/99	2,000	-	2,000	-	2,000

Common stock sold for $1.00 in cash, valued at $1.00 per share	3/30/99	5,000	1	4,999	-	5,000

Exercise of options for 250,000 shares at $.0001	4/15/99	250,000	25	-	-	25

Common stock sold for $1.00 in cash, valued at $1.00 per share	4/21/99	2,000	-	2,000	-	2,000

Common stock sold for $1.00 in cash, valued at $1.00 per share	4/28/99	25,000	2	24,998	-	25,000

Common stock sold for $1.00 in cash, valued at $1.00 per share	5/4/99	5,000	1	4,999	-	5,000

Common stock sold for $1.00 in cash, valued at $1.00 per share	5/5/99	2,000	-	2,000	-	2,000

Common stock sold for $1.00 in cash, valued at $1.00 per share	5/8/99	500	-	500	-	500

Officers' compensation Contributed to capital		-	-	103,000	-	103,000

Net loss		-	-	-	(130,380)	(130,380)
		_________	______	________	_________	________
Balance - July 31, 1999		10,017,989	$1,002	$842,927	$(882,158)	$ (38,229)
		=======	====	======	=======	======

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
($US)

		Common Stock
	Date	Shares	Value	Additional Paid-In Capital	Deficit	Total Stockholders' Equity (Deficit)
Six Months Ended July 31, 2000

Balance - January 31, 2000		10,608,989	$1,061	$1,209,368	$(1,230,410)	$ (19,981)

Common stock issued for consulting agreement, valued at $1.50 per share	2/25/00	150,000	15	224,985	-	225,000

Common stock sold for $1.50 in cash, valued at $1.50 per share	3/15/00	50,000	5	74,995	-	75,000

Common stock, sold for $1.50 in cash, valued at $1.50 per share	5/4/00	30,000	3	44,997	-	45,000

Compensation cost recognized for extension of expiration date of stock options issued to certain officers	5/4/00	-	-	184,125	-	184,125

Common stock, sold for $1.00 in cash, valued at $1.00 per share	6/27/00	50,000	5	49,995	-	50,000

Common stock issued as part of purchase of T & T Diesel Power Ltd., valued at .9375 per share	7/31/00	200,000	20	187,480	-	187,500

Net loss		-	-	-	(694,228)	(694,228)
		_________	_______	_________	__________	________
Balance - July 31, 2000		11,088,989	$1,109	$1,975,945	$(1,924,638)	$ 52,416
		=======	=====	=======	========	======

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF CASH FLOWS (UNAUDITED)(NOTE 5)
($US)

	Six Months Ended July 31, 1999	Six Months Ended July 31, 2000	From the Inception of Incorporation May 4, 1998 to July 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(130,380)	$(694,228)	$(1,924,638)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Officers' compensation contributed to capital	103,000	184,125	579,625
Professional fees settled in stock	-	225,000	800,154

Changes in assets and liabilities, net of those acquired in purchase of T & T Diesel Power, Ltd.:
(Increase) in other assets	-	(1,687)	(2,333)

Increase (decrease) in accounts payable and other current liabilities	(68)	148,744	247,950
TOTAL ADJUSTMENTS	102,932	556,182	1,625,396

NET CASH (USED IN) OPERATING ACTIVITIES	(27,448)	(138,046)	(299,242)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of T & T Diesel Power, Ltd., net of cash acquired	-	(85,530)	(85,530)

NET CASH (USED IN) INVESTING ACTIVITIES	-	(85,530)	(85,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of stock	41,525	170,000	459,775
Proceeds from note payable - related party	-	68,500	68,500
Advances from officer	4,760	-	20,000

Payments of obligation under consulting agreement	-	(10,000)	(20,000)
Repayment of advance from officer	-	(15,240)	(15,240)

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,285	213,260	513,035

NET INCREASE (DECREASE) IN CASH	18,837	(10,316)	128,263
CASH AT BEGINNING OF PERIOD	10,650	138,579	-

CASH AT THE END OF PERIOD	$ 29,487	$ 128,263	$ 128,263
	=======	=======	========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

INFORMATION AS OF JULY 31, 2000 AND FOR
THE PERIODS ENDED JULY 31, 1999 AND 2000 IS UNAUDITED
($US)

1. ORGANIZATION

The Company, incorporated on May 4, 1998 in New Hampshire, was formed to manufacture and sell railway level crossings to the railroad industry. The Company is devoting all its efforts to establishing a new business. Planned principal operations have not yet started. During the six months ended July 31, 2000, the Company changed its name from Ameri-can Railway Systems, Incorporated to ARS Networks, Incorporated ("ARS")

On July 31, 2000, ARS acquired the stock of T & T Diesel Power, Ltd. ("T & T"). T & T manufactures custom diesel power generating equipment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of ARS and its wholly owned subsidiary, T & T. All material intercompany accounts and transactions are eliminated.

Development Stage Activities

ARS has not earned revenues from its activities through July 31, 2000. As such, the Company is still in a development stage and falls under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises."

Going Concern and Management's Plans

The Company has a limited operating history with no revenues. However, the Company has recently completed the purchase of T&T, a company that has been in business for several years. In spite of this recent acquisition, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $460,000 through July 31, 2000 and anticipates raising additional funds from the sale of its Common Stock. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

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

3. ACQUISITION OF T & T

On July 31, 2000, ARS purchased all of the outstanding stock of T & T. The acquisition was accounted for as a purchase. The purchase price was $405,766 of which $102,750 was paid in cash at closing, with notes payable to the former shareholders of T & T of $115,516, and the issuance of 200,000 shares of ARS common stock valued at $187,500. The notes payable bear interest at 8% and are due no later than July 31, 2001. ARS also incurred acquisition costs of $21,000. The acquisition resulted in goodwill of approximately $325,000 which will be amortized on a straight-line basis over 7 years.

Pro forma results of operations assuming the acquisition of T & T occurred at the beginning of the period are presented below. Such information is based on a preliminary allocation of the purchase price. Pro forma adjustments primarily relate to depreciation, additional interest on debt incurred for the acquisition, and amortization of goodwill.

	Six Months Ended July 31, 1999	Six Months Ended July 31, 2000	Three Months Ended July 31, 1999	Three Months Ended July 31, 2000

Sales	$463,837	$560,419	$380,058	$314,651
Net income (loss)	(123,902)	(670,905)	23,901	(278,239)
Net income (loss) per share (basic and diluted)	(.01)	(.06)	.00	(.03)

4. RELATED PARTY TRANSACTIONS

The note payable - related party of $68,500 bears interest at 8% per annum, and is due July, 2001.

On August 24, 2000, the Board of Directors authorized the issuance of stock options for 1,618,230 shares to members of management and certain directors pursuant to the Company's Equity Incentive Plan. The exercise price is .6875 based on the closing price of the Company's stock on the date of issuance of the options.

5. SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities consists of the following:

	Six Months Ended July 31, 1999	Six Months Ended July 31, 2000	Three Months Ended July 31, 1999	Three Months Ended July 31, 2000
200,000 shares of common stock issued to former shareholders of T & T. The value of $.9375 per share is based upon the market price on the date of acquisition	$ -	$187,500	$ -	$187,500
	=====	=======	=====	=======

Notes payable issued to former shareholders of T & T	$ -	$115,516	$ -	$115,516
	=====	=======	=====	=======

In conjunction with the acquisition of T & T (Note 3), goodwill was recognized as follows:

Cash paid, including acquisition costs	$ 123,750
Notes payable to former stockholders of T & T	115,516
ARS stock issued	187,500
Liabilities assumed	238,888
Fair value of assets acquired	(340,354)
_________

Goodwill	$ 325,300
========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has a limited operating history. However, the Company has recently completed the purchase of T&T Diesel Limited, which has been in business for 20 years. In spite of this recent acquisition, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $460,000 through July 31, 2000 and anticipates raising additional funds from the sale of its Common Stock. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

ARS is a fully-reporting company with the Securities and Exchange Commission and is approved by the NASD to trade its common stock on the OTCBB under symbol (ARSN). The Company plans to file Form SB2 and register at least 5,000,000 additional shares for sale during the currant fiscal year. The Company hopes to raise up to $25,000,000. These funds will be used to expand operations, continue technical development and procure additional small technically viable companies that will contribute to revenue, cash flows and the future growth of the Company. However there can be no guarantee that the Company will be successful in raising additional funds or filing Form SB2 or that a market will continue for the Company's common stock.

Management, however, believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet.

The prime focus of ARS's Crosslogix™ private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix™ an integrated service information System the foundation of the ARS wireless private network.

The ARS objective is to build and design "State of the Art," communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS, on it's integrated service information system. ARS's Crosslogix™ technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS's system adds considerable value for the railway and yet are relatively inexpensive to implement. The following applications can be easily integrated with ARS's system.

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

Wide area networking: ARS Crosslogix™ technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where is currently no communication systems in place.

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

Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad has agreed to test the ARS Advance Crossing System application on its main line in Mississauga Ontario Canada. The audit and certification process is expected to take 90 to 180 days. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998 (CPRCNJSAP98-A1). In ARS management's opinion both Canadian railways and their U.S. subsidiaries' railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS will offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis to gain approval to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways should open the door for system installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS's technology.

ARS has a contract with Geismar/Modern Track Machinery Inc. to distribute the ARS Crosslogix™ Advance Warning system. This contract expires on October 1, 2000. ARS plans to commence negotiations in September 2000 to develop the terms for a new contract between ARS Networks™ and the Geismar Company and is also looking for alternative distribution channels that are more closely related to the signaling and communications business. The ARS Vice President of Sales and Service will be mandated to build a field support group to service the railways directly, which will provide further brand recognition to ARS in the market place. It is anticipated that the railways will demand a strong technical service group to support systems sold. The Company feels growth in this area will be ongoing and dependent on future sales.

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

Functional Testing

ARS's Crosslogix™ system will be tested by the Company's design engineers who have developed the product in cooperation with third party contractors that provide such test and certification services. The tests will be conducted in an environmentally controlled test chamber at temperature ranges from -40 to +85 Degree C. In addition, vibration tables will be used to test the boards and sensors at variable vibration levels to detect assembly and component mechanical problems. Thermal Cycling is a well-documented process proven to expose failures in electronic components.

Circuit boards will be monitored during extended temperature cycling by a computer system, which will record the calibration, drift, induced noise and functionality over several thermal cycles. Each board is serialized and this data is saved permanently.

 Final Quality Assurance

Contract manufacturers will assemble the ARS Crosslogix™ system. Company personnel will approve all product tests, in order to control the final acceptance and quality assurance operations before shipping.

The manufacturing area will be operated under the principles of "Improved Product Reliability through Continuous Process Improvement" in accordance with ISO9000 standards.

Product Research and Development

During the current fiscal year the company plans to complete the initial pre-production testing of it's Crosslogix™ service information system and complete the first rail carrier system audit and gain certification for the base Advance Crossing application configuration using a single track system. Multiple track systems will be deployed later on in the fiscal year with the ability to permanently record (log) and time stamp rail data information and transfer this to other computers for analysis. Later releases in upcoming fiscal year will alert vehicular traffic of train direction and speed, and provide support for Wide Area Network capability, (Internet communications) protocol.

Future Crosslogix™ service information system product releases planed over the next two years at installed level crossing applications will be expanded to include other devices and functions that can build on the installed user-base. For example, the following applications add considerable value for the railway, yet are relatively inexpensive to add-on to the system.

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

Wide area networking: ARS Crosslogix™ technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where is currently no communication systems in place.

Hazardous Materials Monitoring: Constant monitoring of tank cars or other vessels transporting hazardous materials, e.g. measures of temperature, pressure, evaporation, volatility, decomposition, and so forth.

Inter-modal Reefer Monitoring Systems: This is a wireless monitoring application for refrigerated railway cars (Reefers) which communicate with each ARS Crosslogix™ service information system via wireless radio. This allows the reefers (refrigerated cars) to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

 Purchase or sale of Plant and Significant Equipment:

This is not anticipated to occur as all manufacture and most assembly of Crosslogix™ product line is to be contracted out.

However, on July 31, 2000, the Company completed the purchase all of the outstanding shares of T & T Diesel Power, Ltd. for approximately $425,000 including acquisition costs which will add approximately $1,500,000 to $2,000,000 in revenue to the Company. Management is confident that readily available electrical power to service standby and dark territories applications will greatly enhance the Company's ability to supply turn key systems to the railway industry. Dark territories encompass thousands of miles of railway track where there is no available power to run signaling or safety systems.

Significant Changes in Numbers of Employees: Full time employees are expected to grow to 8 over the current fiscal year.

ARS has applied for patent protection filed on January 23, 1998 for an Automated Railway Crossing in the USA and will pursue protection overseas through international patent treaties and local patent applications in appropriate markets. The US patent office notified the Company in early August 2000 that the patent application required amendments; the Company's patent attorney has amended the patent and re submitted it in early September 2000. The Company expects to receive a Notice of Allowance from the US Patent Office within the next six months. A second patent application will be filed in support of the existing patent pending in October 2000.

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

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 4. Submission of Matters to Vote of Security Holders

The annual shareholders meeting was held on June 29, 2000. Items for voting by shareholders for which proxies were solicited were the appointment of auditors and the election of the Board of Directors.

Item 6. Exhibits and Reports on Form 8K

8K filed June 5, 2000 announcing Management appointments.

8K filed June 30, 2000 announcing the election of the Board of Directors of the Company.

8K filed September 6, 2000 regarding appointment of auditors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
ARS NETWORKS INCORPORATED

By: /s/ Sydney A. Harland
_________________________
Sydney A. Harland
Chairman & CEO

Date: September 18, 2000