Form 10QSB
period 2000-10-31
ARS NETWORKS INC
filed 2000-12-15
CIK 1081856

FORM 10-QSB
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Quarterly Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended October 31, 2000
Commission File Number 000-25967

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
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

  X    Yes                       No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 11, 2000
Common Stock	11,190,289

FORM 10-SBQ

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
OCTOBER 31, 2000

INDEX

Part I  -   Financial Information

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
BALANCE SHEET (UNAUDITED)
($US)
ASSETS
October 31, 2000
CURRENT
Cash	$ 200,980
Accounts receivable (Note3)	42,867
Inventories (Note 3)	113,918
Prepaid expenses	5,365
__________
TOTAL CURRENT ASSETS	363,130
__________
OTHER ASSETS
Goodwill, net of amortization of $13,978	398,514
Machinery and equipment, net	15,643
Non-compete agreements	1
Patent fees	3,831
__________
$ 781,119
=========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 143,135
Due to officer	4,760
Obligation under consulting agreement	30,000
Dividend payable - former shareholders of
T&T Diesel Power, Ltd. (Note 3)	65,690
Accrued compensation and fees (Note 3)	359,107
Accrued expenses - other	19,065
Note payable - related party (Note 4)	68,500
Current maturities of long-term debt	120,641
__________
TOTAL CURRENT LIABIILTIES	810,898
__________
LONG-TERM DEBT, LESS CURRENT MATURITIES	2,618
__________
TOTAL LIABILITIES	813,516
__________
REDEEMABLE COMMON STOCK (NOTE 3)	200,000
_________
COMMITMENTS AND CONTINGENCIES (NOTES 3 AND 5)

STOCKHOLDERS' DEFICIT (NOTE 4)
Preferred stock, $.0001 par value - 25,000,000 shares authorized; none outstanding

Common stock - $.0001 par value - 50,000,000 shares authorized;11,160,289 outstanding (including 200,000 redeemable common shares)	1,096

Additional paid in capital	1,825,418
Accumulated deficit	(2,058,911)
__________
TOTAL STOCKHOLDERS' DEFICIT	(232,397)
__________
$ 781,119
=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
STATEMENTS OF LOSS (UNAUDITED)
($US)
	Nine Months Ended October 31, 1999	Nine Months Ended October 31, 2000

SALES	$ -	$ 131,795

COST OF SALES	-	109,117
	__________	__________
GROSS PROFIT	-	22,678
	__________	__________
OPERATING EXPENSES
Professional fees	29,271	332,422
Officers' compensation	155,814	330,896
Advertising and promotion	-	67,898
Development expenses	4,499	53,809
Office compensation	-	22,309
Rent and telecommunications	5,524	19,367
Depreciation and amortization	-	15,274
General	4,455	5,019
	__________	__________
TOTAL OPERATING EXPENSES	199,563	846,994
	__________	__________
OPERATING LOSS	(199,563)	(824,316)

INTEREST EXPENSE	-	3,766
	__________	__________
NET LOSS	$ (199,563)	$ (828,082)
	=========	=========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.02)	$ (.08)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING	9,935,704	10,899,978
	=========	=========

See accompanying notes

ARS NETWORKS INCORPORATED AND SUBSIDIARY
STATEMENTS OF LOSS (UNAUDITED)
($US)
	Three Months Ended October 31, 1999	Three Months Ended October 31, 2000

SALES	$ -	$ 131,795

COST OF SALES	-	109,117
	__________	__________
GROSS PROFIT	-	22,678
	__________	__________

OPERATING EXPENSES
Officers' compensation	52,814	45,376
Professional fees	14,201	42,032
Office compensation	-	22,309
Development expenses	-	17,176
Depreciation and amortization	-	15,274
Rent and telecommunications	2,139	6,538
General	29	4,061
	__________	__________
TOTAL OPERATING EXPENSES	69,183	152,766
	__________	__________
OPERATING LOSS	(69,183)	(130,088)

INTEREST EXPENSE	-	3,766
	__________	__________
NET LOSS	$ (69,183)	$ (133,854)
	=========	=========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.01)	$ (.01)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING	9,935,704	11,095,305
	=========	=========

See accompanying notes

ARS NETWORKS INCORPORATED AND SUBSIDIARY
STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 7)
($US)

	Nine Months Ended October 31, 1999	Nine Months Ended October 31, 2000 (a)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (199,563)	$ (828,082)
	__________	__________
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	-	15,274
Officers' compensation	155,814	184,125
Professional fees settled in stock	-	226,938
Changes in assets and liabilities:
Decrease in accounts receivable	-	124,161
(Increase) in inventories	-	(16,247)
(Increase) in prepaid expenses	-	(3,993)
(Increase) in other assets	(645)	(3,186)
Increase in accounts payable and accrued expenses	5,459	209,362
(Decrease) in obligation under consulting agreement	-	(10,000)
	__________	__________
TOTAL ADJUSTMENTS	160,628	726,434
	__________	__________
NET CASH (USED IN) OPERATING ACTIVITIES	(38,935)	(101,648)
	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of T & T Diesel Power, Ltd., net of cash acquired	-	(92,762)
	__________	__________
NET CASH (USED IN) INVESTING ACTIVITIES	-	(92,762)
	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable - related party	-	68,500
Proceeds from the sale of stock	41,525	205,022
Advances from officer	4,760	-
Repayment of advance from officer	-	(15,240)
Repayment of note payable	-	(1,471)
	__________	__________
NET CASH PROVIDED BY FINANCING ACTIVITIES	46,285	256,811
	__________	__________
NET INCREASE IN CASH	7,350	62,401
CASH, BEGINNING OF PERIOD	10,650	138,579
	__________	__________
CASH, END OF PERIOD	$ 18,000	$ 200,980
	=========	=========

(a) Includes the cash flows of T & T Diesel Power, Ltd. from August 1, 2000.

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY

NOTES TO THE FINANCIAL STATEMENTS

INFORMATION AS OF OCTOBER 31, 2000 AND FOR
THE PERIODS ENDED OCTOBER 31, 1999 AND 2000 IS UNAUDITED
($US)

1.  ORGANIZATION

The Company, incorporated on May 4, 1998 in New Hampshire, was formed to manufacture and sell railway level crossings to the railroad industry. The Company is devoting most of its efforts to establishing this line of the business. During the nine months ended October 31, 2000, the Company changed its name from Ameri-can Railway Systems, Incorporated to ARS Networks, Incorporated ("ARS")

On July 31, 2000, ARS acquired the stock of T & T Diesel Power, Ltd. ("T & T"). T & T manufactures custom diesel power generating equipment. As a result of this acquisition, ARS began to earn revenue and is no longer considered a development stage enterprise.

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

Going Concern and Management's Plans

The Company has a limited operating history with no revenues from manufacturing or selling railway level crossings. However, the Company has recently completed the purchase of T&T, a company that has been in business for several years. In spite of this recent acquisition, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $495,000 through October 31, 2000 and anticipates raising additional funds from the sale of its Common Stock. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

The Company plans to use the proceeds raised from the sale of its stock to expand operations, continue technical development and procure additional small technically viable companies that will contribute to revenue, cash flows and the future growth of the Company.

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

3.  ACQUISITION OF T & T

On July 31, 2000, ARS purchased all of the outstanding stock of T & T. The acquisition was accounted for as a purchase. The purchase price was $418,266 of which $102,750 was paid in cash at closing, with notes payable to the former shareholders of T & T ("the sellers") of $115,516, and the issuance of 200,000 shares of ARS common stock valued at $200,000. The notes payable bear interest at 8% and are due no later than July 31, 2001. The acquisition resulted in goodwill of approximately $412,000, including approximately $28,000 of acquisition costs which will be amortized on a straight-line basis over 7 years.

In conjunction with the acquisition of T & T, the stock of T & T is being held in escrow subject to an escrow agreement dated July 31, 2000. The escrow agreement provides, that in the event of default under the notes payable to the sellers, the sellers have the right to terminate the purchase of T & T by ARS as follows:

(a)   The stock of T & T shall be returned to the sellers,

(b)   the sellers shall return to ARS the 200,000 common shares of ARS issued to the sellers upon the purchase of T & T, and

(c)   the purchase of T & T shall be deemed to have never occurred, except the sellers may retain any payments received.

The escrow agreement also provides that, if on July 31, 2001, the ARS shares issued to the sellers are not freely tradable to the public without restriction or are trading for a price of less than $1.00 per share, the sellers have the right to require ARS to purchase the 200,000 ARS shares for $1.00 per share. If such purchase is not made, the sellers have the right to retain the ARS shares and release the T & T shares from escrow, or terminate the purchase of T & T by ARS as follows:

(a)   The stock of T & T shall be returned to the sellers,

(b)   the sellers shall return to ARS both the 200,000 common shares of ARS issued to the sellers upon the purchase of T & T and the notes payable to the sellers
        (if outstanding) along with any principal payments made to the sellers under the notes.

At October 31, 2000, there is approximately $177,000 included in liabilities for compensation and dividends owed to the sellers. The sellers have been granted a security interest in T & T's accounts receivable and inventories with respect to these liabilities.

Pro forma results of operations assuming the acquisition of T & T occurred at the beginning of the period are presented below. Pro forma adjustments primarily relate to depreciation, additional interest on debt incurred for the acquisition, and amortization of goodwill.

	Nine Months Ended October 31, 1999	Nine Months Ended October 31, 2000

Sales	$ 702,455	$ 692,214
Net (loss)	(207,190)	(811,602)
Net (loss) per share basic and diluted)	(.02)	(.07)

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

5.  COMMITMENTS AND CONTINGENCIES

ARS is engaged in negotiations regarding the purchase of Inteltech Inc., a manufacturer of innovative equipment tracking systems for the transportation industry.

6.  SEGMENT INFORMATION

The Company has two reportable segments: (i) ARS which is developing its railway level crossing business and (ii) T & T which manufactures custom diesel power generating equipment. The Company operates these segments as separate strategic business units. The majority of T & T's customers are located in Eastern Canada. T & T was acquired on July 31, 2000 and its operations are included in the Company's financial statements from August 1, 2000 to October 31, 2000. Therefore, segment information is only being presented for the three months ended October 31, 2000, as prior periods include only the operations of ARS. The following tables set forth certain performance and other information by reportable segment.

Three Months Ended October 31, 2000	ARS	T&T	Total

Sales	$ -	$ 131,795	$ 131,795
Segment loss	(110,278)	(23,576)	(133,854)
Total assets (excluding net goodwill of $398,514)	72,296	310,309	382,605

7.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities consists of the following:

	Nine Months Ended October 31, 1999	Nine Months Ended October 31, 2000

200,000 shares of common stock issued to former shareholders of T & T The value of $1.00 per share is based upon the redemption price (Note 3)	$ -	$ 200,000
	=======	=======

Notes payable issued to former shareholders of T & T	$ -	$ 115,516
	=======	=======

In conjunction with the acquisition of T & T (Note 3), goodwill was recognized as follows:

Cash paid, including acquisition costs	$ 130,983
Notes payable to former stockholders of T & T	115,516
ARS stock issued	200,000
Liabilities assumed	287,396
Fair value of assets acquired	(321,403)
__________
Goodwill	$ 412,492
=========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has a limited operating history. However, the Company has recently completed the purchase of T&T Diesel Limited, which has been in business for 20 years. In spite of this recent acquisition, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from outside sources. The Company has been successful in raising approximately $495,000 through October 31, 2000 and anticipates raising additional funds from the sale of its Common Stock. These funds have been and will continue to be utilized to fund the start-up and development of the Company.

ARS is a fully-reporting company with the Securities and Exchange Commission and is approved by the NASD to trade its common stock on the OTCBB under symbol (ARSN). The Company plans to file Form SB2 and register additional shares for sale during the currant fiscal year. The Company hopes to raise up to $5,000,000. These funds will be used to expand operations, continue technical development and procure additional small technically viable companies that will contribute to revenue, cash flows and the future growth of the Company. However there can be no guarantee that the Company will be successful in raising additional funds or filing Form SB2 or that a market will continue for the Company's common stock.

Management, however, believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet.

The prime focus of ARS's Crosslogix ™ private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix™ an integrated service information System the foundation of the ARS wireless private network.

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

Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad has agreed to test the ARS Advance Crossing System application on its main line in Mississauga Ontario Canada. The audit and certification process is expected to take place in January of 2001. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998 (CPRCNJSAP98-A1). In ARS management's opinion both Canadian railways and their U.S. subsidiaries' railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS will offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis to gain approval to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways should open the door for system installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS's technology.

ARS did not renew it's contract with Geismar / modern Track. In management's opinion they do not have the required core expertise needed to sell software based applications supported by local area networks ( LAN )and wide area networks ( WAN ) technology. Geismar is primarily a mechanical equipment manufacturer geared to the maintenance of way operations of the railway industry. ARS is currently looking for alternative distribution channels related to the signaling and communications business in order to market the Crosslogix system. The ARS Vice President of Sales and Service will be mandated to build a field support group to service the railways directly, which will provide further brand recognition to ARS in the market place. It is anticipated that the railways will demand a strong technical service group to support systems sold. The Company feels growth in this area will be ongoing and dependent on future sales.

Market Development and Future Key Customers

The Company entered into an agreement for the development of corporate and product branding, and logo design. The finished product can be viewed on the Company's new web site. www.arsnetworks.com

The Company hired a public relations and communications consulting firm to direct the Company's investor relations campaign. The term of the public relations and consulting agreement is for one year commencing February 9, 2000. On October 23, 2000 the company hired an additional public relations firm to handle investor relations in Canada. The contract is for three months and is renewable for an additional three months.

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

Railway Age
Progressive Railroading
Modern Railway

Brochures and Technical Briefs:

ARS has developed a web site (http:www.arsnetworks.com) that provides on line information about the Company and allows the Company to communicate with investors, railway executives, government, transportation authorities and rail safety lobby groups. The company is in the process of building a customer database to contact customers and direct them to the Company's web site. In addition, the web site will be used in direct marketing campaigns to build customer awareness from the ground up.

ARS will publish Technical Briefs that provides technical and operational details. The briefs will be distributed over the web and in hard copy to railway engineering groups to keep them informed and in a knowledgeable position to evaluate and promote the advantages of ARS's technology.

Direct Mail:

The company will use direct mail to build awareness of the Advanced Warning System. The company will target investors, senior officials at each railway as well as appropriate officials at municipal, state, provincial and Canadian US federal transportation authorities. By targeting these officials and directing them to the company's website, the company hopes to be able to "pull" product through the distribution channel.

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

Product Research and Development

During the current fiscal year the company plans to complete the initial pre-production testing of it's Crosslogix™ service information system and complete the first rail carrier system audit and gain certification for the base Advance Crossing application configuration using a single track system by the end of January 2001. Multiple track systems will be deployed later on in the up coming fiscal year with the ability to permanently record (log) and time stamp rail data information and transfer this to other computers for analysis. Later releases in upcoming fiscal year will alert vehicular traffic of train direction and speed, and provide support for Wide Area Network capability, (Internet communications) protocol.

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

However, on July 31, 2000, the Company completed the purchase of the outstanding shares of T & T Diesel Power, Ltd. for approximately $441,000 including acquisition costs which will add approximately $1,500,000 to $2,000,000 in revenue to the Company. Management is confident that readily available electrical power to service standby and dark territories applications will greatly enhance the Company's ability to supply turn key systems to the railway industry. Dark territories encompass thousands of miles of railway track where there is no available power to run signaling or safety systems.

Significant Changes in Numbers of Employees: Full time employees are expected to grow to 8 over the current fiscal year.

ARS has applied for patent protection filed on January 23, 1998 for an Automated Railway Crossing in the USA and will pursue protection overseas through international patent treaties and local patent applications in appropriate markets. The US patent office notified the Company in early August 2000 that the patent application required amendments; the Company's patent attorney has amended the patent and re submitted it in early September 2000 in compliance with the patent office recommendations. The Company expects to receive a Notice of Allowance from the US Patent Office within the next six months. A second patent application has been prepared and will be filed in support of the existing patent pending when the company receives the Notice of Allowance in early 2001.

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

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the third quarter of the current Fiscal Year.

Item 6.   Exhibits and Reports on Form 8K

Exhibit 27 - Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARS NETWORKS, INCORPORATED AND SUBSIDIARY

Date: December 14, 2000

/s/ Sydney A. Harland
Sydney A. Harland President