Form 10KSB
period 2001-01-31
ARS NETWORKS INC
filed 2001-04-30
CIK 1081856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended January 31, 2001

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

                         Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_]

The Issuer's revenue for the fiscal year ended January 31, 2001 was $562,304.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 20, 2001. The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $3,120,382 as of April 23, 2001.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

                       Class                 Outstanding as of April 23,2001
                    Common Stock                       13,696,692

Transitional Small Business Disclosure Format (check one):

                                Yes [ ] No [ X ]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         BUSINESS DEVELOPMENT

         ARS Networks, Incorporated formerly Ameri-can Railway Systems, Incorporated ("ARS" or the "COMPANY") is a corporation formed in New Hampshire on May 4, 1998. In return for 50,000 shares of the common stock of the Company, on May 11, 1998, the Company acquired from Ameri-can Equipment Sales and Leasing, Inc., a Canadian corporation, ("AEL") certain assets comprised of the rights to the contractual relationship AEL has with Geismar/Modern Track Machinery Inc. (Geismar/MTM), industry relationships, goodwill, know how and application experience. Although AEL and the Company had common ownership, the Company is not, in management's opinion, a successor company to AEL. AEL's business is separate and apart from the Company's railway communications and signaling business described below.

         BUSINESS OF ISSUER

         The focus of ARS's private wireless network (called Crosslogix(TM)) is management of railway traffic, control and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system can support numerous applications in real time data collection, processing, monitoring and information analysis. The system has evolved into an integrated service information system that is the foundation of the ARS wireless private network.

         Railway signaling and control systems are used to provide advance warning of oncoming trains and maintain adequate separation between trains on the same track and in switching areas where tracks cross or merge. They also facilitate train movements under centralized dispatcher control, classify freight cars, and provide warning systems for rail and highway grade crossings.

         The ARS Service Information System is composed of five modules:

         o      Web Sensors - that perform the wheel sensing functions;

         o Rail Sensor Processors - to control and process the signals from the sensors and interface to the communications system;

         o Digital Communications Sub-System - that may be a data radio, dedicated wire lines or multi-drop system;

         o Application (Crossing) Processor - to collect and interpret sensor data from Remote Sensor Processors and perform the specific application functions; and

         o Optional PC based Diagnostics and Monitoring System - to maintain, monitor and analyze the application system.

         Two important advances have been secured in the ARS system by eliminating the need for insulated joints used in conventional systems. Insulated joints work much the same way as a light switch, turning the crossing on when the train arrives in the crossing zone and off when the train leaves. In conventional systems, a signal is triggered when the axle of a carriage creates a shunt across the insulated sections of rail. Because the ARS system does not use insulated joints it is not prone to false triggering caused by broken insulation, foreign objects shorting the circuit, or adverse climate conditions. Traditional competing railway crossing systems use insulated joints installed in the tracks, which contribute to shifting rails caused by loose joint bars that bolt the sections of track together, and battered joints that damage rail car wheels when they hit defective joints.

         Because the ARS system eliminates insulated joints, the Company believes it reduces wheel damage, premature wheel wear, damaged tracks and, ultimately, potential derailments. It is estimated that each insulated joint costs $1,000 per year to maintain. With each crossing requiring at least one set of joints per track savings on maintenance add up very quickly.

         ARS's first information service system application is the ARS level grade crossing. Unlike traditional systems, ARS can add other applications to the system such as hot bearing detectors and flat wheel detectors. ARS then transmits the information recorded over its private network to alert railway officials and service providers of problems related to safety or maintenance.

         The Company believes that the ARS system benefits railway operating efficiency because it can give virtually instant feedback on the location of cars and freight, which includes capturing information and time-stamping it as trains pass through a crossing. Plus, this innovative system is expected to allow communication between trains and crossing signals to provide motorists with more complete information on train movements. The Company believes that improved information creates safer conditions and benefits for the railways and their customers, as well as motorists and pedestrians.

         ARS has completed the design, technical development, and laboratory testing of the Advanced Warning System and is now in pre-production testing. Canadian Pacific Railway ("CPR"), among North America's largest and most technologically advanced railways, is participating in a trial of ARS's pre-productions system. In management's opinion, if ARS successfully completes system testing and CPR has completed its audit of the system, ARS's system will be approved for installation along other CPR subsidiaries in Canada and the United States, as well as on CN Rail and its U.S. subsidiaries. CPR and CN Rail share signal system test results with each other under a Joint CPR/CN Safety Assurance Process Audit Plan agreed to March 26, 1998 (CPRCNJSP98-A1). However, there is no assurance that even when the required certification is completed that CPR, CN Rail or any of their subsidiaries will purchase and install the ARS advanced level crossing warning system.

         "US Freight Transportation Forecast . . . to 2003", a study conducted by DRI/McGraw-Hill and quoted in the U.S. Department of Transportation Quarterly Freight Report in 1996, predicts that rail inter-modal and air freight will experience the largest percentage revenue gains of all transportation industries in the coming years. Air freight revenues will increase by 90% while rail inter-modal is forecast to grow 61%. Trucking revenue, while still 76% of total transportation revenue, is expected to decline by 2%, with the loss mainly to rail and airfreight.

         Despite growing public pressure, potential civil penalties, and the threat of government imposed penalties, there are still over 260,000 inadequately protected passive and private crossings in North America. Passive crossings are those which typically do not have warning lights or active mechanical arms or other devices to warn of pending rail traffic. Private crossings are those on private property, often with extremely low vehicular traffic, and have at most signs warning oncoming traffic that a rail crossing exists. These crossings remain unprotected as a result of the extremely high cost of installing and maintaining available crossing systems. While the railways would like to provide warning systems at every crossing, the expense (estimated at $39 billion) of doing so is beyond their means in a competitive transportation industry. Substantial government subsidies are available, but they do not come close to covering the cost of installing so many crossing systems. However, Congress has appropriated an additional $5.8 billion in constant 1997 dollars to be spent over the next 23 years for states to improve safety at rail-highway crossings. (Source: Operation Lifesaver, Federal Railroad Administration, Rail-Highway Crossing Safety Action Plan)

         On the tracks operated by U.S. railways there are 220,000 passive and/or private crossings in the United States and 40,000 in Canada. Based on an average cost per crossing of U.S. $30,000 per installation, the 260,000 passive crossings indicate a potential market of $7.8 billion for the ARS basic system. (Source: Operation Lifesaver.) This estimate excludes the approximately 80,000 public crossings in the United States and 15,000 in Canada which have some form of active warning system in place, as well as the crossings for the approximately 60 transit or passenger railways across North America. (Source:
Operation Lifesaver)

         The Company believes that there is a strong market for a crossing advance control system which is substantially cheaper (less than 50 percent) than the presently available systems from the four major suppliers. This price advantage, combined with the technical advantages described earlier, in management's opinion, provides a substantial market opportunity. The Company does not believe that traditional customers will readily abandon existing systems due to the high costs associated with removing already installed systems and replacing them with new ARS systems. Therefore, the Company intends to focus its marketing efforts on educating the public and traditional customers, emphasizing the benefits of ARS's technology and addressing the potential of providing level crossing protection at the 260,000 passive, private and public railway crossings that do not have automated protection systems at this time.

         PURCHASE OF T & T Diesel Power, Ltd.

         On July 31, 2000, ARS purchased all of the outstanding stock of T & T. The acquisition was accounted for as a purchase. The purchase price was $418,266 of which $102,750 was paid in cash at closing, with notes payable to the former shareholders of T & T (the "SELLERS") of $115,516, and the issuance of 200,000 shares of ARS common stock valued at $200,000. The notes payable bear interest at 8% and are due no later than July 31, 2001. The acquisition resulted in goodwill of approximately $415,000, including approximately $31,000 of acquisition costs which is being amortized on a straight-line basis over 15 years.

         In conjunction with the acquisition of T & T, the stock of T & T is being held in escrow subject to an escrow agreement dated July 31, 2000. The escrow agreement provides, that in the event of default under the notes payable to the Sellers, the Sellers have the right to terminate the purchase of T & T by ARS as follows:

         o      The stock of T & T shall be returned to the Sellers;

         o The Sellers shall return to ARS the 200,000 common shares of ARS issued to the Sellers upon the purchase of T & T; and

         o The purchase of T & T shall be deemed to have never occurred, except the Sellers may retain any payments received.

         The escrow agreement also provides that, if on July 31, 2001, the ARS shares issued to the Sellers are not freely tradable to the public without restriction or are trading for a price of less than $1.00 per share, the Sellers have the right to require ARS to purchase the 200,000 ARS shares for $1.00 per share. If such purchase is not made, the Sellers have the right to retain the ARS shares and release the T & T shares from escrow, or terminate the purchase of T & T by ARS as follows:

        o       The stock of T & T shall be returned to the Sellers; and

        o The Sellers shall return to ARS both the 200,000 common shares of ARS issued to the Sellers upon the purchase of T & T and the notes payable to the Sellers (if outstanding) along with any principal payments made to the Sellers under the notes.

         BUSINESS OF T & T

         T & T was founded in 1980 and is in the business of customizing power generating systems for a variety of uses. T & T purchases base systems from diesel equipment manufacturers, modifies and houses them and then resells the customized units to their customers. The units are assembled in the Company's facilities in Georgetown, Ontario and shipped directly to customers. The Company sources the base units from a variety of suppliers, including Perkins, Yanmar, John Deere and Detroit Diesel. Units manufactured range in size up to 600 kilowatts.

         During the six month period ended January 31, 2001, the majority (71%) of T & T's business was with Bell Canada. Traditionally, T & T's customers have also included Rogers Communications, Clearnet Communications, EIT, Marconi, CI Communications, Gateway Telephone and others. The principal competitors of T & T are Tormont, International Power Systems, Total Power Limited and Cummins Ontario Inc.

         INDUSTRY

         There are four major suppliers of railway crossing systems, all of which are well connected with the railway industry and government, and control collectively 80% to 90% of the market today. However, the crossings systems offered by these competitors remain deeply rooted in traditional technology developed as far back as 1890. Most train control and crossing systems currently in use are based on principals developed in the last century, such as insulated joints. The railways have continued to use traditional approaches because, in the Company's opinion, there has never been a reliable and cost effective alternative. ARS believes its approach will be successful because railways, their employees and the population in general are more educated and comfortable with the use of today's modern computer technology. ARS uses modern day secure wireless communications and computer technology as the basis for its level crossing system and the growth of its system approach to support the railways' need to develop a safer, more efficient railway safety and communications system. The competitors are:

         o      Safetran Systems Corporation, Minneapolis, MN.

         o      General Railway Signal Corporation, Rochester, NY.

         o      United Switch & Signal Inc., Columbia, SC.

         o      Harmon Industries Inc., Blue Springs, MO.

         EMPLOYEES

         The Company currently has seven employees, two of which are full-time. The Company expects to hire one additional employee in the current fiscal year.

         RESEARCH AND DEVELOPMENT

         In the years ended January 31, 2001 and 2000, the Company estimates that it spent $120,000 and $130,000, respectively, on research and development.

         INTELLECTUAL PROPERTY

         ARS applied for patent protection, under a license agreement for an Automated Railway Crossing filed on January 23, 1998 in the USA. A Notice of Allowance was issued by the U.S. Patent Office on January 10, 2001. The Company anticipates that the patent will be issued by the end of June 2001. The Company is in negotiations to license a second patent filed on April 6, 2001 for an Automated Railway Monitoring System.

         GOVERNMENT APPROVAL

         The federal government regulated private crossings in the past and there were no specifications for passive crossings. In 1994, the Federal Railroad Administration ("FRA") held an informal safety inquiry to review the concept of defining minimum safety standards for private crossings, or for certain categories of private crossings, up to and including standards for closure and consolidation under certain conditions. The inquiry addressed the allocation of responsibilities and costs associated with private crossings and the need for dispute resolution mechanisms regarding that allocation. The FRA has authority in all matters concerning railroad safety, and can set standards for private crossings. States and local highway agencies frequently have no involvement in, or responsibility for, private crossings. In January 1995, the FRA issued regulations requiring periodic maintenance, testing, and inspection of automatic warning devices at all highway crossings over tracks of railroads which are part of the United States' general railroad system, including private crossings.

         Every year accidents at railway crossings claim the lives of more than 600 people in North America. Railways are facing significant potential liabilities from these accidents. In addition, mounting pressure from the public, as well as municipalities, states, provinces and the federal government in the United States and Canada is beginning to demand that the all passive/private crossings have adequate advance warning systems.

         REPORTS TO SECURITY HOLDERS

         ARS is a reporting company with the Securities and Exchange Commission. ARS's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ARSN."

         The public may read and copy all materials filed with the Securities and Exchange Commission at the Public Reference Room at 450 Fifth St., N.W., Washington, D.C., 20549 or may obtain information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company maintains its corporate offices at the following address:

         ARS Networks, Incorporated
         100 Walnut Street
         Champlain, New York 12919
         Tel:  (518) 298- 2042
         Fax:  (518) 298-2813

         The Company also uses small warehousing, offices and meeting rooms when required at the following address:

         ARS Networks, Incorporated
         300 International Drive, Suite 100
         Williamsville, New York 14211
         Tel:  (716) 626-6039
         Fax:  (716) 626-3001

         The Company's wholly-owned subsidiary, T & T, is located at the following address:

         T & T Diesel Power, Ltd.
         23 Armstrong Avenue
         Georgetown, Ontario, Canada
         L7G 4SI
         Tel:  (905) 877-8900
         Fax:  (905) 877-3995

         These properties are leased on a month-to-month basis. The property used by T & T consists of 7,200 square feet. T & T is currently negotiating the terms of a three-year lease at a monthly rate expected to be approximately
$1,600. All properties are in good condition and the Company believes such properties should be adequate for the foreseeable future. The Company has no investments in any plant or property.

ITEM 3.  LEGAL PROCEEDINGS

         ARS has commenced litigation against certain individuals (the "RESPONDENTS"). The case involves a claim by ARS for shares issued in error to the Respondents. The shares were to be issued upon the completion of certain consulting work to be performed by the Respondents. ARS claims that by not completing the work, the Respondents breached the contract. The Respondents claim that there is no breach of contract and that the shares have been earned. ARS has obtained a preliminary injunction preventing the Respondents from transferring the shares. The Respondents claim damages of an unknown amount. ARS intends to vigorously pursue its position in this matter, and management believes that it will be resolved without a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the three months ended January 31, 2001.

                           FORWARD-LOOKING STATEMENTS

         Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This filing contains forward-looking statements, including statements regarding, among other things, (a) the Company's projected sales and profitability, (b) the Company's growth strategies, (c) anticipated trends in the Company's industry, (d) the Company's future financing plans and (e) the Company's anticipated needs for working capital. These statements may be found under "Management's Plan of Operation" and "Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, the Company will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's common stock has been quoted on the NASD's Over-the-Counter Bulletin Board since February 1, 2000. Since April 7, 2000, the Company's common stock has been quoted under the symbol "ARSN." Prior to that, the Company's symbol was "ARWA."

         The following table sets forth the range of high and low bid quotations for each calendar quarter for the Company's common stock since its stock began quotation on February 1, 2000.

                                                      Bid Price Per Share
                                                      -------------------
                                                      High             Low
                                                      ----             ---
        February 1, 2000 - March 31, 2000            $5.75            $1.50
        April 1, 2000 - June 30, 2000                $3.75            $0.97
        July 1, 2000 - September 30, 2000            $1.34            $0.56
        October 1, 2000 - December 31, 2000          $0.69            $0.22
        January 1, 2001 - March 31, 2001             $1.47            $0.25

         The above  prices  were  obtained  from  Nasdaq,  Inc.  The  quotations
represent  inter-dealer   quotations,   without  retail  mark-up,   markdown  or
commission, and may not necessarily represent actual transactions.

         As of April 23, 2001, the Company believes it had approximately 115 holders of record of the Company's common stock.

         The Directors may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. To date, no dividends have been declared or paid by the Company.

         RECENT SALES OF UNREGISTERED SECURITIES

         In April 2001, the Company sold 200,000 shares of common stock for $0.60 per share or aggregate consideration of $120,000. Also in April 2001, the Company issued 13,973 shares of common stock for services valued at $10,044. The Company also issued 12,000 shares of common stock for services valued at $8,626.

         In March 2001, the Company sold 2,500 shares of common stock for $1.12 per share, or aggregate consideration of $2,800. Also in March 2001, the Company issued 45,000 shares of common stock for services valued at $47,813. The Company issued 140,000 shares of common stock to National Financial Communications Corp. for services valued at $131,250. The Company also issued 450,000 shares of common stock to Yorkville Advisors Management, LLC for services value at $365,625 in connection with the equity line of credit.

         In February 2001, the Company sold 41,300 and 22,000 shares of common stock for $0.25 and $1.15 per share, respectively, or aggregate consideration of $35,625. Also in February 2001, the Company issued 152,700 shares of common stock in lieu of management compensation valued at $33,400.

         In January 2001, the Company issued 1,000,900 shares of common stock in lieu of management compensation valued at $219,000. Also in January 2001, the Company issued 40,000 shares of common stock for services valued at $16,876.

         In December 2000, the Company issued 1,000 shares of common stock for transportation services valued at $375.

         In November 2000, the Company issued 5,000 shares of common stock for printing services valued at $2,656.

         In October 2000, the Company issued 50,000 shares of common stock valued at $25,000 in connection with the appointment of an advisory board member. Also in October 2000, the Company issued 45,000 shares of common stock for investor relations services valued at $22,500.

         In September 2000, the Company issued 7,000 shares of common stock to two directors in satisfaction of an outstanding loan in the amount of $4,760 owed by the Company.

         In August 2000, the Company issued 50,000 shares of common stock for services valued at $33,587.

         In July 2000, the Company issued 200,000 shares of common stock to the former shareholders of T & T in connection with the Company's acquisition of T &
T. These shares were valued at $200,000 and are redeemable. See "Purchase of T & T Diesel Power, Ltd."

         In May 2000, the Company issued 20,000 shares of common stock for legal services valued at $52,500.

         In February 2000, the Company issued 150,000 shares of common stock for services valued at $225,000.

         In January 2000, the Company issued 362,500 shares of common stock in lieu of management compensation valued at $362,500. Also in January 2000, the Company issued 82,500 shares of common stock for consulting services valued at $82,500.

         During the year ended January 31, 1999, the Company sold 187,500 shares of common stock for $1.00 per share or aggregate consideration of $187,500. The Company also issued options to purchase 41,500 shares of common stock at an exercise price of $1.25 per share and options to purchase 41,500 shares of common stock at an exercise price of $1.75 per share. These options are exercisable at any time after May 1, 1999, subject to certain conditions, and expire 60 months after that date.

         In November 1998, the Company sold 1,000,000 shares of common stock for $0.10 per share or aggregate consideration of $100,000.

         In June 1998, the Company sold 3,898,500 shares of common stock for aggregate consideration of $390.

         In May 1998, the Company issued 4,520,239 shares of common stock to Sydney A. Harland, the Company's President and Chief Executive Officer, in connection with a License Agreement. Under the terms of this agreement, Mr. Harland has granted the Company a non-exclusive license to certain intellection property, trademarks and patents owned and developed by Mr. Harland. Mr. Harland received these shares in exchange for the license agreement. These shares were valued at $0.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision. More specifically, the Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's common stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Company was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history. However, in July 2000, the Company completed the purchase of T&T Diesel Power, Ltd., which has been in business for 20 years. In spite of this acquisition, the Company faces significant obstacles with regard to customer acceptance of the Company's products.

         The Company has been successful in raising approximately $588,000 through April 2001 and subsequent to the year-end entered into a financing agreement with Cornell Capital Partners, L.P. under which the Company will have access to a $5 million equity line of credit over the next twenty-four months. The Company expects to use these funds for marketing, working capital, operations and, potentially, to acquire small, technically viable companies that will contribute to revenue, cash flow and future growth of the Company.

         The prime focus of ARS' Crosslogix(TM) private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix(TM), an integrated service information system, the foundation of the ARS wireless private network.

         The Company's objective is to build and design state of the art communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

         The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS on its integrated service information system. ARS' Crosslogix(TM) technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS' system adds considerable value for the railways and yet is relatively inexpensive to implement. The Company believes that the following applications can be integrated with ARS' system.


                                       9A

         o HOTBOX DETECTOR. This is a non-contact temperature measurement system, which we will integrate as an application onto our information network. These sensors on the track will allow the bearing journal temperatures to be accurately monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.

         o FLAT WHEEL DETECTOR. A vibration impact sensor can be used to detect wheels with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail occurs.

         o WIDE AREA NETWORKING. ARS Crosslogix(TM) technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where there are currently no communication systems in place.

         o HAZARDOUS MATERIALS MONITORING. Constant monitoring of tank cars or other vessels transporting hazardous materials (e.g., measures of temperature, pressure, evaporation, volatility, decomposition, and so forth).

         o INTER-MODAL REEFER MONITORING SYSTEMS. This is a wireless monitoring application for refrigerated railway cars (Reefers), which communicate with each ARS service information system via wireless radio. This allows the Reefers to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

         Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad (CPR) has agreed to test the ARS Advance Crossing System application on its main line in Mississauga, Ontario, Canada. The Company plans to hire Battelle Organization to conduct an independent system audit of the system. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998 (CPRCNJSAP98-A1). In ARS management's opinion both Canadian railways and their U.S. subsidiaries' railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS will offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis to gain approval to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways may lead to opportunities for installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS' technology.

         ARS is currently looking for distribution channels related to the signaling and communications business in order to market the Crosslogix system. The Company expects to build a field support group to service the railways directly, which is expected to provide further brand recognition to ARS and its products. It is anticipated that the railways will demand a strong technical service group to support systems sold. The Company feels growth in this area will be ongoing and dependent on future sales.

         QUARTERLY RESULTS

         During the quarter ended July 31, 2000, the Company recognized compensation cost of $184,125 for the extension of the expiration date of stock options issued to certain officers. Upon further review of the related accounting and disclosure guidelines, the Company determined that the compensation cost recognized should have been $375,922, an increase of $191,797. Additionally, the Company should have recognized compensation for services settled in stock of $52,500 and $81,095 during the quarters ended July 31, 2000 and October 31, 2000, respectively. More information concerning the Company's quarterly results are contained in Note 10 to the Company's Consolidated Financial Statements.

         LIQUIDITY AND EQUITY LINE OF CREDIT

         The Company is dependent on external cash to fund its operations. Our independent auditors have noted there is substantial doubt about our ability to continue as a going concern. See Note 2 to the Consolidated Financial Statements. This "going concern" opinion is due, in part, to our need to raise capital to continue operations, including the development of the Company's railway communications and data management systems business, marketing efforts and potential acquisitions.

         As discussed below, the Company entered into an equity line of credit agreement with Cornell Capital Partners, L.P. (the "Investor"). The Company believes that this equity line of credit will provide it with sufficient capital to fund operations through January 2002. If such capital is not available, then the Company will need to raise additional capital prior to January 2002 to continue operations. If such capital is available under the equity line of credit, then the Company will need to raise additional cash prior to January 2002 to continue operations after that date.

         In an attempt to meet its working capital needs, the Company entered into an equity line of credit agreement on March 27, 2001 with the Investor. Under the equity line, the Investor is committed to purchase up to $5,000,000 of the Company's common stock over the course of 24 months commencing on the earlier of (i) effective registration of the shares or (ii) as mutually agreed in writing. Under the equity line, the Company may request an advance by the Investor. The number of shares of common stock that the Investor shall receive for each advance is determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount is equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price. The average daily volume is computed by using the forty (40) trading days prior to the advance notice date. The advance notice date is the date the investor receives a written notice from the Company requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten
(10) trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

         There is a minimum of eleven (11) trading days between advance notice dates. The Company has the right to withdraw that portion of an advance that is less than 75% of the lowest closing bid price of the Company's common stock for the fifteen (15) trading days prior to a relevant advance notice date.

         Upon each advance, Yorkville Advisors Management, LLC (the "INVESTMENT MANAGER") is entitled to receive an amount equal to 8.4% of the amount of the advance. At the time of the equity line, the Company issued 450,000 restricted shares of the Company's common stock to the Investment Manager. Such restricted shares have demand and "piggyback" registration rights.

         In connection with the equity line of credit, the Company obtained from certain officers and directors, a lock-up agreement, which limits the ability of the officers and directors to sell securities of the Company.

         The equity line contains certain negative covenants that prohibit the Company from merging or consolidating with another entity or transferring substantially all of the assets of the Company into another entity, unless the successor assumes the Company's obligations under the equity line.

         MARKET DEVELOPMENT

         The Company entered into an agreement for the development of corporate and product branding, and logo design. The finished product can be viewed on the Company's new web site at www.arsnetworks.com.

         On February 9, 2000, the Company entered into an agreement for public relations and communications consulting. The term of the agreement is for one year commencing February 9, 2000 for $7,000 monthly. In addition, the Company issued 150,000 free trading shares upon execution of the contract. If the Company's stock price trades at $4.00 per share or more for 45 consecutive days, then the Company is obligated to issue an additional 150,000 shares of common stock under this contract. As of the date hereof, this condition has not been satisfied. The Company is presently renegotiating an additional term under this agreement. Either party may terminate this agreement with 30 days written notice to the other party after the first ninety days.

         On October 23, 2000, the Company is committed, under a marketing relations contract dated October 23, 2000, to issue 19,000 shares monthly through October 2001. The contract can be terminated on a quarterly basis.

         ARS  intends  to  use  a  multi-step   approach  to  develop   business
opportunities in national and international markets:

         o Identify and rank the decision makers within each customer organization.

         o Develop relationships among the decision-makers of ARS' clients, who will act as positive references of ARS.

         o Demonstrate the signal equipment at target accounts to insure a comprehensive, unified understanding of ARS' advantages, and identify problems for which ARS could contribute to cost effective solutions.

         KEY CUSTOMER

         For the year ended January 31, 2001, one customer accounted for approximately 71% of the Company's total sales. This customer also accounted for approximately 98% of the Company's total accounts receivable at January 31, 2001.

         PUBLICITY AND ADVERTISING

         The Company intends to aggressively pursue the leading industry publications for editorial coverage, publicity and trade advertising. The objective will be to create awareness of the Company's products.

         BROCHURES AND TECHNICAL BRIEFS

         ARS has developed a web site (http:www.arsnetworks.com) that provides on-line information about the Company and allows the Company to communicate with railway executives, governments, transportation authorities and rail safety lobby groups. The Company is in the process of building a customer database to contact customers and direct them to the Company's web site. In addition, the Company intends to use the web site in direct marketing campaigns to build customer awareness from the ground up.

         ARS intends to publish Technical Briefs that provide technical and operational details and to distribute these briefs over the web and in hard copy to railway engineering groups to keep them informed and in a knowledgeable position to evaluate and promote the advantages of ARS' technology.

         DIRECT MAIL

         The Company intends to use direct mail to build awareness of the Advanced Warning System. The Company intends to target senior officials at each railway, as well as officials at municipal, state, provincial and Canadian and U.S. transportation authorities. By targeting these officials and directing them to the Company's website, the Company hopes to be able to "pull" product through the distribution channel.

         FINANCIAL CONSULTING SERVICES

         On January 6, 2001, the Company entered into a financial consulting services agreement. In exchange for such consulting services, the Company will issue shares to a consultant on a monthly basis with value of $10,000. The term of the agreement is for twelve months. Beginning in the seventh month of the agreement, either party can terminate the agreement by giving 60 days written notice.

         MANUFACTURING PLAN

         The Company intends that to use contractors for its manufacturing and assembly for the foreseeable future, with care taken to ensure that ISO 9000 standards are maintained. ISO is a series of international standards for quality management systems. The ISO 9000 family of standards recognizes four generic product categories, hardware, software, processed materials, and services.

         PROCUREMENT

         All hardware will be specified to meet railway standards and will be procured by ARS' engineering staff. This critical function will be controlled to ensure that only optimal hardware from the most reliable vendors is used. The Company intends to maintain a database of hardware component failures, which occur during manufacturing and test in order to keep vital statistics on component failure rate for each part and for each vendor. This quality assurance program is expected to meet ISO 9000 standards.

         COMPONENT ASSEMBLY

         To avoid the high cost of establishing an assembly plant, the Company plans to contract its assembly to a qualified assembly house. Future assembly may require in-house facilities to control production and reduce product cost.

         FUNCTIONAL TESTING

         ARS' Crosslogix(TM) system will be tested by the Company's design engineers who have developed the product in cooperation with third party contractors that provide such test and certification services. The tests will be conducted in an environmentally controlled test chamber at temperature ranges from -40 to +85 degrees celsius. In addition, vibration tables will be used to test the boards and sensors at variable vibration levels to detect assembly and component mechanical problems. Thermal Cycling is a well-documented process proven to expose failures in electronic components.

         Circuit boards will be monitored during extended temperature cycling by a computer system, which will record the calibration, drift, induced noise and functionality over several thermal cycles. Each board is serialized and this data will be saved permanently.

         FINAL QUALITY ASSURANCE

         The Company plans to engage contract manufacturers will assemble the ARS Crosslogix(TM) system. Company personnel will approve all product tests in order to control the final acceptance and quality assurance operations before shipping.

         The  Company  intends  to  operate  this  manufacturing  area under the
principles  of  "Improved  Product   Reliability   through   Continuous  Process
Improvement" in accordance with ISO 9000 standards.

         PRODUCT RESEARCH AND DEVELOPMENT

         During the current fiscal year, the Company plans to complete the initial pre-production testing of its Crosslogix(TM) service information system and complete the first rail carrier system audit and gain certification for the base Advance Crossing application configuration using a single-track system. Thereafter, multiple track systems are expected to be deployed with the ability to permanently record (log) and time stamp rail data information and transfer this to other computers for analysis. Additional releases are expected to alert vehicular traffic of train direction and speed, and provide support for wide area network capability, and internet communications protocol.

         The Company expects that future Crosslogix(TM) service information system product releases planned over the next two years at installed level crossing applications will be expanded to include other devices and functions that can build on the installed user-base. For example, the applications described above (hot box detector, flat wheel detector, wide area networking, hazardous material monitoring, inter-modal reefer monitoring) add considerable value for the railway, yet are relatively inexpensive to add-on to the system.

         PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

         During the current fiscal year, the Company does not anticipate purchasing or selling any plant or significant equipment.

         On July 31, 2000, the Company completed the purchase of the outstanding shares of T&T Diesel Power, Ltd. for approximately $449,000, including acquisition costs. The purchase of T&T Diesel Power, Ltd. is expected to provide readily available electrical power to service standby and dark territories applications which the Company believes will greatly enhance the Company's ability to supply turnkey systems to the railway industry. Dark territories encompass thousands of miles of railway track where there is no available power to run signaling or safety systems.

         T&T's fiscal year-end was changed to January 31 from July 31 to correspond with that of ARS'. The purchase of T&T Diesel was ARS' first step in implementing its strategy of acquiring profitable companies, which can be integrated into its core business -- the design and marketing of safe, cost-effective and reliable systems for the railway industry. T&T supplies stand-by and prime power generators to customers like Alcatel, Marconi, Bell Mobility, Rogers and AT&T Wireless, leaders in the telecommunications sector.

         SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES

         The Company currently has seven employees, two of which are full-time. The Company expects to hire one additional employee in the current fiscal year.

         PATENTS

         ARS applied for patent protection, under a license agreement for an Automated Railway Crossing filed on January 23, 1998 in the USA. The U.S. Patent and Trademark Office issued a Notice of Allowance on January 10, 2001. The Company anticipates that the patent will be issued by the end of June 2001. The Company is in negotiations to license a second patent filed on April 6, 2001 for an Automated Railway Monitoring System.

         EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting requirements for derivative instruments. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore, this pronouncement did not and is not expected to have any effect on the financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated financial statements are attached to this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 24, 1999, the Company dismissed Feldhammer/Fishman as the Company's independent accountants to address the Company's need to work with a national firm. Feldhammer/Fishman were in agreement with the decision taken by the Company. On October 18, 1999, the Company engaged BDO Seidman, LLP as the Company's independent accountants. From the inception of the Company until September 24,1999 there were no disagreements with Feldhammer/Fishman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The Company's Board of Directors approved this action.

         Effective September 6, 2000, the Company has engaged the accounting firm of Lougen, Valenti, Bookbinder & Weintraub, LLP as independent certified public accountants for the Company. Previously, the Company had engaged the accounting firm of BDO Seidman, LLP. Effective July 1, 2000, the partners in the Buffalo, New York office of BDO Seidman, LLP purchased the Buffalo accounting practice of BDO Seidman, LLP and are continuing the practice under the name of Lougen, Valenti, Bookbinder & Weintraub, LLP. Lougen, Valenti, Bookbinder & Weintraub, LLP is an independent member of the BDO Seidman Alliance. A resolution was passed by the board on August 24, 2000 to accept the audit committee's recommendation and dismiss BDO Seidman, LLP and a motion was passed by the board to allow the audit committee to engage the firm of Lougen, Valenti, Bookbinder & Weintraub, LLP as the Company's new accounting firm. The Company advised the former accountant of its decision to dismiss them on September 6, 2000 and the former accountant resigned on the same date.

         During the past year and any subsequent interim period prior to the dismissal of BDO Seidman, LLP, there were no reports on the financial statements of the Company containing any adverse opinion, or modified as to uncertainty, audit scope, or accounting principles, except for the report on the financial statements for the year ended January 31, 2000, which was modified as to a going concern uncertainty. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former auditor, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's present directors and executive officers are as follows:

                     NAME          AGE                     POSITION
         ----------------------- ------- ---------------------------------------
         Sydney A. Harland         50    Chief Executive Officer, President and
                                         Director
         Mark P. Miziolek          44    Chief Financial Officer and Treasurer
         Donald B. Hathaway        65    Director
         Patrick R. Shea           53    Director
         Robert M. Esecson         50    Director and Secretary
         Peter J. Hoult            57    Chairman of the Board of Directors

         The following is a brief description of the background of the directors and executive officers of the Company.

         SYDNEY A. HARLAND has been Chief Executive Officer and President of the Company since inception. He is a co-founder of the Company. From 1987 to 1998, Mr. Harland was President, founder and sole shareholder of Ameri-can Equipment Sales and Leasing Inc., a product development and sales company. From 1995 to December 2000, he was a consultant to Ontario Hydro Technologies. He has over 20 years of business experience, primarily in sales and marketing, in the railway, telecommunications, nuclear utility and mining industries. He received a four-year Electrical Diploma from C.P Tech., Montreal, Quebec, Canada and studied Business Administration and Marketing at Dawson College Montreal, Quebec, Canada. He has been elected a member of the Canadian Institute of Marketing, and the American Railway Engineering and Maintenance-of-Way Association.

         MARK P. MIZIOLEK has been the Vice President Finance, Chief Financial Officer and Treasurer of the Company since May 20, 1998. From 1994 to 1998, Mr. Miziolek became the Treasurer and Chief Financial Officer and later the President, Treasurer & CFO of Thornmark Holdings Inc./Thornmark Corporation, a privately held investment holding company with interests in industrial and residential real estate development and Great Lakes and ocean shipping. From 1981 to 1994, Mr. Miziolek was first the Assistant Controller and then the Controller of Upper Lakes Group Inc., one of Canada's largest dry bulk shipping companies with 21 vessels operating on the Great Lakes and in 4 vessels in ocean trades. Mr. Miziolek received a B. Com. from the University of Toronto in 1983 and became a Certified General Accountant in 1989.

         DONALD B. HATHAWAY has been a Director of the Company since June 3, 1998. He is a co - founder of the Company. Mr. Hathaway is the Managing Director and co-founder of NetFX Concepts Inc., which was founded in 1996 to pursue the commercialization of new and innovative technologies. While pursuing a career in electronics design and manufacturing, academia and management consulting over the last thirty years, he has also been an active entrepreneur, with interests in several small companies. He has been a partner in two national consulting firms and the president of two others, and he is a Past President and a Fellow of the Institute of Management Consultants of Ontario, and a Past President of the Institute of Management Consultants of Canada. He is active on several other Boards, including Qnetix Inc. (Chairman); Wordwrap Associates Inc. (Chair); Organization and Systems Design Inc. (Chairman); The Uxmal Group; Keystone Enterprizes Inc. (Secretary); Nu-wave Photonics Inc., and NetFX Concepts Inc. He is a former Governor of York University and he is currently on the University of Waterloo Advisory Council and The Financial Post's selection committee for the Leaders in Management Education Award. He has a B.Eng. (electrical) from Sir George Williams University (now Concordia), a B.Sc. in mathematics from the same university, and an MBA from York University.

         PATRICK R. SHEA has been a Director of the Company since June 3, 1998. Mr. Shea is the President and co-founder of Taima Corporation, providing in-bound call center and related technical support services to the high growth internet, hardware and software market. In 1985, Mr. Shea co-founded The PSC Communications Group (PSC), a high tech systems, consulting and OEM training company. While at PSC, he assumed the positions of President, CEO and Chairman of the Board. He sold the company in 1994, but retained executive leadership until he joined Taima in 1996. The company was renamed to Geotrain in 1997, and remains one of Ciscos's prime global training partners. He is still a shareholder and Director of Geotrain. He joined Bell Canada in 1969 and designed and managed numerous communications and systems projects in networks and telematics. He worked at Royal Trust from 1978 to 1980, leading major initiatives in Information Systems programs. Mr. Shea is actively involved in several investments in the high tech sector, and serves on the board of various companies. He has a Diploma in Electronics from the Montreal Institute of Technology (1969).

         ROBERT M. ESECSON has been a Director of the Company since June 3, 1998. Mr. Esecson is the founder, Senior Managing Director and CEO of The
Esmarox Group, LLC, an investment banking and business advisory firm specializing in comprehensive services to public and private middle-market companies. The Esmarox Group provides merger and acquisition, corporate finance, private placement and mezzanine financing services to middle market firms located throughout North America. Its consulting division develops and implements creative marketing programs and strategic growth plans to increase the profitability of client firms and provide exit strategy development and implementation. Trained as a lawyer, and an entrepreneur in his own right, Mr. Esecson has a comprehensive background in finance, management, and consulting businesses. He has held senior executive positions at a merchant and investment-banking firm and at several financial services firms. He earned BS in Management and Accounting from Bentley College in Waltham, Massachusetts and a JD from the New England School of Law in Boston.

         PETER J. HOULT has been a Director of the Company since June 3, 1998. In 1993, Peter Hoult formed the international strategic marketing and consulting practice which he operates from North Carolina and Toronto, Ontario. In 1965, he joined Unilever in London, England as a management trainee while attending the London School of Economics in the doctoral program. In 1967, he formed his own market research company in London with an American partner and conducted studies in all parts of the world. In 1972, he joined RJR Tobacco as the International Research Director, and moved through successively more senior positions to become President and CEO, RJR Canada and Executive Vice President U.S.
Operations. He joined Northwest Airlines in 1990 as Executive Vice President Marketing, Sales, and Strategic Planning. He teaches marketing and strategy at the Fuqua Graduate School of Business at Duke University in North Carolina, while continuing to serve his key clients. Mr. Hoult graduated from the University of Reading with an Upper Second Honours degree in Psychology in 1965 and he has completed the course work for a doctorate at the London School of Economics.

         DIRECTORSHIPS HELD IN REPORTING COMPANIES

         Donald B. Hathaway serves on the Board of Directors of Rodin Networks, a public company with an application to trade on the Canadian Venture Exchange.

         OTHER KEY EMPLOYEES

         In addition to the persons identified above, the Company has the following key employees:

               NAME                   AGE             POSITION
         -------------------------- ------ -------------------------------------
         Shabir Gova                  34     Vice President, Technology
         Gary S. Johnson              40     Vice President, Marketing
         Susan Boyd MacStravick       51     Director, Investor Relations
         Ronald Moodie                65     Controller and Advisory Board Chair

         The following is a brief description of the background of these key employees.

         SHABIR GOVA has been Vice President, Technology of the Company since inception. From 1990 to 1998, Mr. Gova worked for Shlumberger Systems & Services Canada Limited, and has held the following positions: Design engineer, Senior Design Engineer, Manager, Systems Services & Development, Manager, Technology and Development - Canada, Director, Information Technology - Canada. Mr. Gova has progressive experience in Software/ Firmware systems design and development, Interactive DOS and Windows based software applications (employing an object-oriented framework) used to remotely program, read and provide a graphical analysis of data gathered by monitoring devices, real time multitasking embedded systems used for high-speed data acquisition and storage, Graphical User Interfaces used as a front-end for various existing software applications and C++ Class Libraries used as the core technology for software under development. From 1989 to 1990, Mr. Gova was Software Development & Systems Support Analyst, for IBM Canada Limited. Mr. Gova was responsible for automation of the SIMM prototype fabrication laboratory. Mr. Gova received an Honours Bachelor of Applied Science in Systems Design Engineering, Options in Management Science and Computer Engineering, from the University of Waterloo, Ontario, Canada. Mr. Gova is a member of the IEEE.

         GARY S. JOHNSON has been Vice President, Marketing of the Company since inception. From 1996 to 1998, Mr. Johnson was Marketing Manager, Ontario Hydro Technologies, responsible for developing technology services marketing opportunities to the electric utility industry in the U.S., Mexico and Canada. From 1989 to 1996, Mr. Johnson worked for Schlumberger Limited, Electricity Division a world leader in the metering industry. He started as Product Manager Core Products and Automatic Meter Reading Technology and by 1994 he became the Director, Utility Services Group, responsible for P&L, 142 employees, and contracting services to electricity, water and gas utilities across Canada. From 1988 to 1989, Mr. Johnson was the Marketing Manager Semi-conductors Philips electronics Limited. Mr. Johnson received his MBA, and B.Sc. Electrical Engineering from Queens University in Kingston, Ontario, Canada.

         SUSAN BOYD MACSTRAVICK has been the Director of Investor Relations of the Company since inception. Ms. Boyd MacStravick has been President of Susan Boyd & Associates for 12 years and has over 20 years of experience in investor relations and communications, advisor work for the Toronto Stock Exchange, and pre and post offering phases for new equity issues aimed at gaining national and international media coverage for Canadian and American high tech and resource companies. She has organized and orchestrated international conferences and events. Ms. Boyd MacStravick received her Hon. B.A., from University of Toronto 1971, Postgrad Journalism Diploma, from University of Western Ontario 1972.

         RONALD MOODIE has been on the Company's Advisory Board since June 5, 1998 and was appointed Controller in June 2000. From 1989 to present, Mr. Moodie has been President of Moodie Consulting, providing management and investment services to commercial real estate developers and heavy equipment suppliers to the railway and construction industries. From 1953 to 1989, Mr. Moody was in the precious and non-precious metals and the ferrous and non-ferrous metals manufacturing industries and the ferrous metals distribution industry mostly with what are now Johnson Matthey, Jannock and Russel Metals. Mr. Moody finished his career at Vincent Steel, a division of the present Russel Metals, as Vice President, a position he held for 15 years. Mr. Moodie studied Registered Industrial Accounting at the University of Toronto, and received a real estate license to sell commercial real estate from Ryerson Polytech University.

         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following persons failed to make the filings specified below:

         o Sydney A. Harland failed to file a Form 3 in connection with his becoming an officer and director of the Company. Mr. Harland also failed to file a Form 3 in connection with his ownership of 7,572,368 shares of the common stock and options to purchase shares of common stock.

         o Peter Ross failed to file a Form 3 in connection with his becoming an officer of the Company, as well as the receipt of options to purchase 146,773 shares of common stock. Moreover, Mr. Ross failed to file a Form 3 or Form 4 in connection with his receipt of 250,050 shares of common stock.

         o March P. Miziolek failed to file a Form 3 in connection with his becoming an officer of the Company, as well as the receipt of options to purchase 88,250 shares of common stock. Moreover, Mr. Miziolek failed to file a Form 3 or Form 4 in connection with his receipt of 361,800 shares of common stock.

         o Donald B. Hathaway failed to file a Form 3 in connection with his becoming a director of the Company, as well as the receipt of 754,000 shares of common stock. Moreover, Mr. Hathaway has failed to file a Form 3 or Form 4 in connection with his receipt of options to purchase 237,625 shares of common stock.

         o Patrick R. Shea failed to file a Form 3 in connection with his becoming a director of the Company.

         o Robert M. Esecson failed to file a Form 3 in connection with his becoming an officer and director of the Company.

         o Peter J. Hoult failed to file a Form 3 in connection with his becoming a director of the Company.

         o John Andrews failed to file a Form 3 in connection with his becoming a director of the Company.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended January 31, 2001, 2000 and 1999 to the Company's three highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. No other executive officer earned a total annual salary and bonus for any of these years in excess of $100,000.

                                   ANNUAL COMPENSATION                  LONG-TERM COMPENSATION
                                   -------------------                  ----------------------
                                                                            AWARDS          PAYOUTS
                                                                            ------          -------
                                                         OTHER      RESTRICTED
                                                         ANNUAL       STOCK      OPTIONS/    LTIP      ALL OTHER
                                 SALARY     BONUS     COMPENSATION   AWARD(S)      SARS     PAYOUTS   COMPENSATION
NAME AND                         ------     -----     ------------   --------      ----     -------   ------------
PRINCIPAL POSITION      YEAR       ($)       ($)          ($)           ($)        (#)        ($)         ($)
------------------      ----       ---       ---          ---           ---        ---        ---         ---

Sydney A. Harland,       2001     $107,000      -0-       -0-           -0-      1,236,860    -0-         -0-
President and Chief      2000     $100,000  $17,000       -0-           -0-      1,130,069    -0-         -0-
Executive Officer        1999      $75,000      -0-       -0-           -0-           -0-     -0-         -0-


Peter Ross, Chief        2001      $20,000      -0-       -0-           -0-        25,000     -0-     $263,000(2)
Operating Officer(1)     2000      $61,000  $10,000       -0-           -0-        36,023     -0-         -0-
                         1999      $45,750      -0-       -0-           -0-       115,000     -0-         -0-

Mark P. Miziolek, Vice   2001      $51,000      -0-       -0-           -0-        35,500     -0-     $113,000(2)
President Finance and    2000      $45,000   $8,000       -0-           -0-        15,750     -0-         -0-
Chief Financial Officer  1999      $33,750      -0-       -0-           -0-        50,000     -0-         -0-

         -------------------

         (1)      Mr. Ross was the Company's Chief Operating Officer until
                  May 2000.

         (2) These amounts relate to the extension of stock options granted in 1999 that were due to expire in April 2000.

         The following table contains information regarding options exercised in the year ended January 31, 2001, and the number of shares of common stock underlying options held as of January 31, 2001, by the Company's three highest paid executive officers.

                                             AGGREGATED OPTIONS/SAR EXERCISES
                                                  IN LAST FISCAL YEAR AND
                                           FISCAL YEAR END OPTIONS/SAR VALUES(1)

                                                                          NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                                       SHARES                            UNDERLYING UNEXERCISED        IN-THE-MONEY
                                    ACQUIRED ON             VALUE           OPTIONS/SAR'S AT         OPTIONS/SAR'S AT
             NAME                     EXERCISE          REALIZED ($)       FISCAL YEAR END(1)       FISCAL YEAR END(2)
             ----                     --------          ------------       ------------------       ------------------
--------------------------------------------------------------------------------------------------------------------------
Sydney A. Harland, President            -0-                  -0-         Exercisable:  2,366,929        $1,484,834
and Chief Executive Officer                                              Unexercisable :       0

Peter Ross, Chief Operating             -0-                  -0-         Exercisable:    146,773          $162,361
Officer(3)                                                               Unexercisable :       0
Mark P. Miziolek, Vice                  -0-                  -0-         Exercisable:     88,250          $89,462
President Finance and Chief                                              Unexercisable :       0
Financial Officer

---------------------------------
(1) These grants represent options to purchase common stock. No SAR's have been granted.

(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of January 31, 2001.

(3)      Mr. Ross was the Company's Chief Operating Officer until May 2000.

         EQUITY INCENTIVE PLAN

         On June 20, 1998, the Company adopted the Equity Incentive Plan (the "Equity Plan"). The purpose of the Equity Plan is to provide directors, officers and certain key employees with additional incentives by increasing their proprietary interest in the Company. The Company has 4,500,000 shares of common stock reserved for issuance under the Equity Plan. Options granted under the Equity Plan may be either Incentive Stock Options (as defined in the Internal Revenue Code of 1986, as amended) or Options that do not qualify as incentive stock options ("Non-Qualified Options"). The exercise price of all Incentive Stock Options granted under the Equity Plan may not be less than the fair market value of the underlying common stock at the date of grant. In the event that an optionee owns more than 10% of the voting power or value of all classes of stock of the Company, the minimum exercise price of the Incentive Stock Option may not be less than 110% of the market value of the underlying common stock at the date of grant. No Option may be exercised after 10 years from the date of grant (5 years for optionees who are greater than 10% stockholders). A committee of two or more non-employee members of the Company's Board of Directors will administer the Equity Plan. Options are transferable only with the written approval of the Committee.

         Under the Equity Plan, each non-employee director is granted in each year that he serves as a director, a Non-Qualified Option to purchase common stock at an exercise price equal to the fair market value of the underlying common stock at the date of grant. Each option is for a term of up to ten years and can be exercised immediately. Except for the foregoing, non-employee directors are not otherwise eligible to receive options, awards or other rights under the Equity Plan.

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

         Under the Equity Plan, participants other than non-employee directors may be granted the right to exercise their options by surrendering all or part of the option (to the extent then exercisable) and receive in exchange an amount payable by the Company in cash or common stock (valued at the then fair market value) or a combination thereof equal to the excess of the then fair market value of the shares issuable upon exercise of the option or portion thereof surrendered over the exercise price of the option or portion thereof surrendered. Generally, options that are exercisable at death or disability or termination for cause may be exercised at any time prior to the expiration of the option but not more than three months after the date of termination, unless the option has vested.

         On June 20, 1998 the Company adopted the Incentive Compensation Plan (the "Incentive Plan"). The purpose of the Incentive Plan is to attract, motivate and retain key employees of the Company. The Company has not reserved a specific number of shares of common stock under the Incentive Plan. Employees of the Company are eligible to participate in the Incentive Plan. Each participant is eligible to receive a performance award under the plan as computed on measured performance equal to a predetermined percentage of annual salary at the beginning of the Company's fiscal year. The maximum eligible award by component is: profit performance - 50%, budget discipline - 30%, subjective - 20%. The profit performance segment relates directly to the achievement of certain goals set at the beginning of the year. The budget discipline segment is based on the approved budget for the year. The subjective segment relates to the total performance of the participant as determined by the Chief Executive Officer and/or the Board of Directors. No profit performance award will be given if the Company does not achieve at least 80% of its profit plan for the year. The Board of Directors reserves the right to modify, change and/or delete components or the entire Incentive Plan. Consultants and/or other independent contractors may be eligible to participate in the Incentive Plan.

         The following table contains information regarding grants of stock options made during the year ended January 31, 2001 to the Company's three highest paid executive officers.

         OPTION/SAR GRANTS TABLE

                                                          % TOTAL

                                  NO. OF SECURITIES     OPTIONS/SARS
                                     UNDERLYING          GRANTED TO
                                   OPTIONS/SARS         EMPLOYEES IN      EXERCISE OR BASE PRICE
             NAME                   GRANTED (#)        FISCAL YEAR (%)        ($ PER SHARE)          EXPIRATION DATE
             ----                   -----------        ---------------        -------------          ---------------

------------------------------- --------------------- ------------------ ------------------------ -----------------------
Sydney A. Harland, President         1,236,860               76%                 $0.6875             August 24, 2005
and Chief Executive Officer

Peter Ross, Chief Operating            25,000                2%                  $0.6875             August 24, 2005
Officer(1)

Mark P. Miziolek, Vice                 35,500                2%                  $0.6875             August 24, 2005
President Finance and Chief
Financial Officer

------------------------
(1)      Mr. Ross was the Company's Chief Operating Officer until May 2000.

         COMPENSATION OF DIRECTORS

         The shareholders elect all directors for a two-year term. No directors are paid for their services on the Board, except that non-employee directors will be granted options to purchase shares of the Company's common stock on an annual basis. These options have an exercise price equal to the fair market value of such stock on the date of grant, are immediately exercisable and have a ten-year term. In addition, each director may purchase for each year of service on the Board up to 50,000 shares of common stock at a price equal to the fair market value of such stock on the date of purchase.

         MANAGEMENT AGREEMENTS

         On January 1, 2001, the Company entered into a Management Agreement with Ameri-can Equipment Sales and Leasing. Under the terms of the Agreement, Mr. Harland, President of Ameri-can Equipment Sales and Leasing, will provide employment services as the Company's President and Chief Executive Officer. The Agreement has a three year term and pays Mr. Harland $180,000 per year, subject to an annual review by the Company's Board of Directors. Mr. Harland is also entitled to a bonus of up to 50% of his base compensation based on annual performance criteria established annually by the Board of Directors. In addition, Mr. Harland will receive a monthly automobile allowance of $1,000. The Company can terminate this Agreement at any time upon the payment of two times Mr. Harland's then-existing compensation, plus $1,000,000.

         On January 1, 2001, the Company entered into a Management Agreement with Mark Miziolek. Under the terms of the Agreement, Mr. Miziolek will serve as the Company's Vice President Finance and Chief Financial Officer. The Agreement has a three year term and pays Mr. Miziolek $84,000 per year, subject to an annual review by the Company's Board of Directors. Mr. Miziolek is also entitled to a bonus of up to 50% of his base compensation based on annual performance criteria established annually by the Board of Directors. The Company can terminate this Agreement at any time upon the payment of two times Mr. Miziolek's then-existing compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The following table sets forth, as of April 23, 2001, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                           COMMON STOCK
                                                        BENEFICIALLY OWNED
NAME/ADDRESS                                        NUMBER           PERCENT(1)
------------                                    --------------------------------

Sydney A. Harland .......................          7,572,368(2)         47.1%
2155 Winchester Court
Burlington, Ontario, Canada
L7P 3M7

Donald B. Hathaway.......................            991,625(3)          7.1%
5964 Nine Line
Erin, Ontario, Canada
N0B 1T0

Mark P. Miziolek ........................            450,050(4)          3.3%
1450 Bayshore Drive
Oakville, Ontario, Canada
L6H 6E7

Peter Ross...............................            397,323(5)          2.9%
50 Park Avenue
Oakville, Ontario, Canada
L6J 3X8

Patrick R. Shea..........................            179,125(6)          1.3%
100 Walnut Street
Champlain, New York 12919

Robert M. Esecson........................            175,625(7)          1.3%
100 Walnut Street
Champlain, New York 12919

Peter J. Hoult...........................            175,625(8)          1.3%
100 Walnut Street
Champlain, New York 12919
All Officers and Directors as a Group(9)         10,068,341(10)         59.9%

-----------------------------------------

(1) Applicable percentage of ownership is based on 13,696,692 shares of common stock outstanding as of April 23, 2001, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 23, 2001 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of our company.

(2) Includes options to purchase 2,366,929 shares of common stock that can be acquired within sixty days of April 23, 2001.

(3) Includes options to purchase 237,625 shares of common stock that can be acquired within sixty days of April 23, 2001.

(4) Includes options to purchase 88,250 shares of common stock that can be acquired within sixty days of April 23, 2001.

(5) Includes options to purchase 146,773 shares of common stock that can be acquired within sixty days of April 23, 2001.

(6) Includes options to purchase 75,125 shares of common stock that can be acquired within sixty days of April 23, 2001.

(7) Includes options to purchase 75,125 shares of common stock that can be acquired within sixty days of April 23, 2001.

(8) Includes options to purchase 75,125 shares of common stock that can be acquired within sixty days of April 23, 2001.

(9)  Eight persons.

(10) Includes options to purchase 3,102,452 shares of common stock that can be acquired within sixty days of April 23, 2001.

         Mr. Harland and the Company's other executive officers and directors hold approximately 59.9% of the Company's outstanding common stock. As such, these people have the ability to approve any action required by the shareholders, including the election of the directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into management agreements with Messrs. Harland and Miziolek. See "Management Agreements."

         On July 31, 2000, Mr. Harland's wife loaned the Company a total of $100,000 Canadian dollars. This loan is due in July 2001 and bears interest at 8.5% per year.

         The Company entered into a License Agreement dated as of May 20, 1998 with Mr. Sydney A. Harland, the Company's President and Chief Executive Officer. Under the terms of this agreement, Mr. Harland has granted the Company a non-exclusive license to certain intellection property, a trade name and patents owned and developed by Mr. Harland. In exchange for this license, the Company issued Mr. Harland a total of 4,520,239 shares of common stock.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as part of this registration statement:


 EXHIBIT
   NO.       DESCRIPTION                                 LOCATION
   ---       -----------                                 --------

   2.1       Share Purchase Agreement dated as of July   Provided herewith.
             31, 2000 among the former shareholders of
             T & T Diesel Power, Ltd. and the Company

   2.2       Escrow Agreement dated as of July 31, 2000  Provided herewith.
             among Pallet Valo, the former shareholders of T & T Diesel Power, Ltd. and the
             Company

   2.3       Promissory Note dated as of July 31, 2000   Provided herewith.
             given by the Company to the former
             shareholders of T & T Diesel Power, Ltd.

   3.1       Certificate of Incorporation                Incorporated by reference to Amendment No. 5
                                                         to the Company's Registration Statement on
                                                         Form 10-SB filed with the Securities and
                                                         Exchange Commission on September 7, 1999.

   3.2       Articles of Amendment to the Articles of    Provided herewith.
             Incorporation

   3.3       Bylaws                                      Incorporated by reference to Amendment No. 5
                                                         to the Company's Registration Statement on
                                                         Form 10-SB filed with the Securities and
                                                         Exchange Commission on September 7, 1999.

   4.1       Lockup Agreement with Sydney Harland        Provided herewith.

   4.2       Lockup Agreement with Donald Hathaway       Provided herewith.

   4.3       Lockup Agreement with Robert Esecson        Provided herewith.

   4.4       Lockup Agreement with Peter Hoult           Provided herewith.

   4.5       Lockup Agreement with Mark Miziolek         Provided herewith.

   4.6       Lockup Agreement with Patrick Shea          Provided herewith.

   10.1      Consulting Agreement dated as of February   Provided herewith.
             9, 2001 between National Financial
             Communications Corp. and the Company


 EXHIBIT
   NO.       DESCRIPTION                                 LOCATION
   ---       -----------                                 --------

   10.2      Equity Line of Credit Agreement dated as    Provided herewith.
             of March 22, 2001 between Cornell Capital
             Partners, L.P. and the Company

   10.3      Escrow Agreement dated as of March 22,      Provided herewith.
             2001 among Butler Gonzalez LLP, First
             Union National Bank and the Company

   10.4      Registration Rights Agreement dated as of   Provided herewith.
             March 22, 2001 between Cornell Capital
             Partners LP and the Company

   10.5      Consulting Services Agreement dated as of   Provided herewith.
             March 22, 2001 between Yorkville Advisors
             Management, LLC and the Company

   10.6      Management Agreement for Vice President     Provided herewith.
             Finance and Chief Financial Officer dated
             as of January 1, 2001 between Mark P.
             Miziolek and the Company

   10.7      Management Agreement for President and      Provided herewith.
             Chief Executive Officer dated as of
             January 1, 2001 between Sydney Harland and
             the Company

   10.8      License Agreement dated as of May 20, 1998  Provided herewith.
             between Sydney Harland and the Company

   10.9      Promissory Note dated as of July 31, 2001   Provided herewith.
             in the original principal amount of
             $100,000 Canadian Dollars given by the
             Company to Betty Harland

   11.1      Statement re: Computation of Per Share      Not Applicable.
             Earnings

   21.1      Subsidiaries of the Registrant              Provided herewith.

   23.1      Consent of Experts and Counsel              Not Applicable.

         (b) The Company did not file any reports on Form 8-K during the three months ended January 31, 2001.

                           ARS NETWORKS, INCORPORATED
                                       AND SUBSIDIARY













                                           CONSOLIDATED FINANCIAL STATEMENTS
                                           YEARS ENDED JANUARY 31, 2000 AND 2001

                                                     ARS NETWORKS, INCORPORATED
                                                                 AND SUBSIDIARY


                                                                       CONTENTS

--------------------------------------------------------------------------------






    INDEPENDENT AUDITORS' REPORTS                                        F-3-F-4


    FINANCIAL STATEMENTS
       Consolidated Balance Sheet                                        F-5-F-6
       Consolidated Statements of Operations                                 F-7
       Consolidated Statements of Stockholders' Deficit                      F-8
       Consolidated Statements of Cash Flows                                 F-9


    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-10-F-22

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of
  ARS Networks, Incorporated and Subsidiary
Champlain, New York


We have audited the accompanying consolidated balance sheet of ARS Networks, Incorporated and Subsidiary as of January 31, 2001 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARS Networks, Incorporated and Subsidiary at January 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements for the year ended January 31, 2001 have been prepared assuming that ARS Networks Incorporated and Subsidiary will continue as a going concern. As discussed in Note 2 to the financial statements, ARS Networks, Incorporated and Subsidiary has incurred losses since inception. The Company is dependent upon the successful development of its advanced railway level communications and data management systems business and its ability to raise capital utilizing its equity line of credit or from other sources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Lougen, Valenti, Bookbinder & Weintraub, LLP
Lougen, Valenti, Bookbinder & Weintraub, LLP

March 29, 2001
Buffalo, New York

Independent Auditors' Report


To the Board of Directors and Stockholders of ARS Networks, Incorporated
Champlain, New York


We have audited the accompanying statements of operations, stockholders' deficit and cash flows of ARS Networks Incorporated (a development stage company) (formerly known as Ameri-can Railway Systems, Inc.) for the year ended January 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ARS Networks, Incorporated (a development stage company) for the year ended January 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that ARS Networks, Incorporated will continue as a going concern. As discussed in Note 2 to the financial statements, ARS Networks, Incorporated is a development stage company which has incurred losses since inception and is dependent upon the raising of additional capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP
BDO Seidman, LLP


March 22, 2000
Chicago, Illinois

                                                ARS NETWORKS, INCORPORATED
                                                            AND SUBSIDIARY

                                                CONSOLIDATED BALANCE SHEET


--------------------------------------------------------------------------------



JANUARY 31, 2001
--------------------------------------------------------------------------------

ASSETS




CURRENT

   Cash                                                             $   125,366

   Accounts receivable (Notes 3 and 11)                                 237,712

   Due from officer                                                       2,320

   Inventory (Note 3)                                                   132,948

   Prepaid expenses                                                       9,705
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    508,051










OTHER ASSETS

   Equipment, net of accumulated depreciation of $2,319 (Note 5)         16,192

   Goodwill, net of accumulated amortization of $28,476 (Note 3)        386,728

   Other                                                                    646
--------------------------------------------------------------------------------

                                                                    $   911,617
--------------------------------------------------------------------------------

                                                  ARS NETWORKS, INCORPORATED
                                                              AND SUBSIDIARY

                                                  CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------




JANUARY 31, 2001
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
   Accounts payable                                               $     277,631
   Dividends payable - former shareholders of T & T Diesel
     Power, Ltd. (Note 3)                                                65,690
   Obligation under consulting agreement (Note 4)                        30,000
   Accrued management compensation (Note 3)                             269,127
   Accrued expenses (Notes 3 and 7)                                      20,445
   Note payable - related party (Note 7)                                 68,500
   Notes payable - former shareholders of T & T Diesel
     Power, Ltd. (Note 3)                                               115,516
   Current maturities of long-term debt (Note 5)                          5,283
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                               852,192

LONG-TERM DEBT, less current maturities (Note 5)                          1,392
--------------------------------------------------------------------------------

TOTAL LIABILITIES                                                       853,584
--------------------------------------------------------------------------------

REDEEMABLE COMMON STOCK (NOTE 3)                                        200,000
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (NOTES 2, 3, 7, 9 AND 13)

STOCKHOLDERS' DEFICIT (NOTES 7, 8, 9 AND 13)
   Preferred stock, $.0001 par value - 25,000,000 shares
     authorized; none outstanding -
   Common stock - $.0001 par value - 50,000,000 shares
     authorized; 12,607,889 outstanding (including 200,000
     redeemable common shares)                                            1,241
   Additional paid in capital                                         2,447,069
   Deficit                                                           (2,590,277)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                            (141,967)
--------------------------------------------------------------------------------

                                                                  $     911,617
--------------------------------------------------------------------------------
                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                                                 ARS NETWORKS, INCORPORATED
                                                                             AND SUBSIDIARY

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED JANUARY 31,                                            2000                2001
---------------------------------------------------------------------------------------------

SALES (NOTE 11)                                           $           -      $      562,304

Cost of sales                                                         -             411,289
---------------------------------------------------------------------------------------------

GROSS PROFIT                                                          -             151,015
---------------------------------------------------------------------------------------------

EXPENSES:
   Officers' compensation (Note 8)                              241,000             640,935
   Professional fees                                            205,797             464,084
   Advertising and promotion                                          -             179,140
   Development expenses                                               -              80,331
   Office wages                                                       -              46,934
   Depreciation and amortization                                      -              30,795
   Rent and telecommunications                                   22,178              29,716
   Interest expense (Note 7)                                          -              11,935
   Other                                                          9,657              10,012
---------------------------------------------------------------------------------------------

TOTAL EXPENSES                                                  478,632           1,493,882
---------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                                       (478,632)         (1,342,867)

Income taxes (Note 6)                                                 -              17,000
---------------------------------------------------------------------------------------------

NET LOSS                                                  $    (478,632)     $   (1,359,867)
---------------------------------------------------------------------------------------------

LOSS PER SHARE (BASIC AND DILUTED):
   Net loss                                               $       (.05)      $         (.12)
---------------------------------------------------------------------------------------------

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)       9,962,240          11,049,462
---------------------------------------------------------------------------------------------
                                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.





                                                                                         F-7

                                                                                          ARS NETWORKS, INCORPORATED
                                                                                                      AND SUBSIDIARY

                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (NOTES 7, 8, 9 AND 13)



                                                    COMMON STOCK
                                                                         ADDITIONAL
                                                                            PAID-IN
YEARS ENDED JANUARY 31, 2000 AND 2001              SHARES       AMOUNT      CAPITAL       DEFICIT            TOTAL
---------------------------------------------------------------------------------------------------------------------
BALANCE, January 31, 1999                       9,726,489      $   973   $  698,431    $   (751,778)    $    (52,374)

Net loss for the year                                   -            -             -       (478,632)        (478,632)

Sales of common stock                             187,500           19       187,481              -          187,500

Common stock issued for services                   82,500            8        82,492              -           82,500

Common stock issued for officers'
   compensation                                   362,500           36       240,964              -          241,000

Exercise of stock options                         250,000           25             -              -               25
---------------------------------------------------------------------------------------------------------------------

BALANCE, January 31, 2000                      10,608,989        1,061     1,209,368     (1,230,410)         (19,981)

Net loss for the year                                   -            -             -     (1,359,867)      (1,359,867)

Sales of common stock                             430,000           43       259,662              -          259,705

Common stock issued for services                  361,000           36       378,458              -          378,494

Common stock issued for officers'                                                                 -
   compensation                                 1,000,900          100       218,900                         219,000

Common stock issued to satisfy advances due                                                       -
   to directors                                     7,000            1         4,759                           4,760

Redeemable stock issued for acquisition of
   T & T Diesel Power, Ltd.                       200,000            -             -              -                -

Officers' compensation recognized for
   modifications of stock options                       -            -       375,922              -          375,922
---------------------------------------------------------------------------------------------------------------------

BALANCE, January 31, 2001                      12,607,889      $  1,241   $2,447,069    $(2,590,277)      $ (141,967)
---------------------------------------------------------------------------------------------------------------------
                                                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




                                                                                                                 F-8

                                                                                                  ARS NETWORKS, INCORPORATED
                                                                                                              AND SUBSIDIARY

                                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 14)



YEARS ENDED JANUARY 31,                                                                         2000                   2001
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $   (478,632)         $  (1,359,867)
------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net loss to net cash
     (used in) operating activities:
   Professional fees settled in stock                                                         82,500                378,494
   Officers' compensation recognized for modifications of stock options                            -                375,922
   Officers' compensation settled in stock                                                   241,000                219,000
   Depreciation and amortization                                                                   -                 30,795
   Changes in assets and  liabilities  net of  effects  from  purchase  of T & T
     Diesel Power, Ltd.:
     (Increase) in accounts receivable                                                             -                (70,684)
     (Increase) in inventories                                                                     -                (35,277)
     (Increase) in prepaid expenses                                                                                  (8,333)
     (Increase) in due from officer                                                                -                 (2,320)
     (Increase) in other assets                                                                 (645)                     -
     Increase in accounts payable and accrued expenses                                        86,181                255,677
     (Decrease) in obligation under consulting agreement                                     (10,000)               (10,000)
------------------------------------------------------------------------------------------------------------------------------

TOTAL ADJUSTMENTS                                                                            399,036              1,133,274
------------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                                                      (79,596)              (226,593)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of T & T Diesel Power Ltd., net of cash acquired                                    -                (95,267)
   Capital expenditures                                                                            -                 (1,779)
------------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) INVESTING ACTIVITIES                                                            -                (97,046)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the sale of common stock                                                    187,525                259,705
   Proceeds from note payable - related party                                                      -                 68,500
   Advances from (to) directors                                                               20,000                (15,240)
   Payments of long-term debt                                                                      -                 (2,539)
------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    207,525                310,426
------------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                              127,929                (13,213)
Cash, beginning of year                                                                       10,650                138,579
------------------------------------------------------------------------------------------------------------------------------

CASH, end of year                                                                       $    138,579          $     125,366
------------------------------------------------------------------------------------------------------------------------------
                                                                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.





                                                                                                                           F-9

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   ORGANIZATION           ARS Networks,  Incorporated ("ARS"), incorporated on
                            May 4, 1998 in New  Hampshire,  was formed to design
                            and develop advanced railway communications and data
                            management   systems.   ARS's  first  product  under
                            development is Crosslogix(TM), an advanced warniNG system for railway level crossings. The Company is devoting most of its efforts to this business line.

                            On July 31, 2000, ARS acquired the stock of T & T Diesel Power, Ltd. ("T & T"). T & T manufactures custom diesel power generating equipment. As a result of this acquisition, ARS began to earn revenue and is no longer considered a development stage enterprise.

2.   SUMMARY OF             BASIS OF PRESENTATION
     SIGNIFICANT
     ACCOUNTING             The accompanying  consolidated  financial statements
     POLICIES               have been prepared in accordance with U.S. generally
                            accepted accounting principles and are presented in U.S. dollars.

                            PRINCIPLES OF CONSOLIDATION

                            The consolidated financial statements include the accounts of ARS and its wholly owned subsidiary, T &
                            T. All material intercompany accounts and transactions are eliminated.

                            GOING CONCERN AND MANAGEMENT'S PLANS

                            The Company has a limited operating history with no revenues from its railway communications and data management systems business. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital under its equity line of credit (Note 13) or from other sources. In connection with the equity line of credit, the Company plans to register additional shares for sale with the Securities and Exchange Commission. Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date. These funds have been and will continue to be utilized to fund development of the Company's railway communications and data management systems business, marketing efforts and potential acquisitions. The Company intends to purchase small companies that have products and services that add value and are strategic to the success of the Company's growth. It is intended that these acquisitions of small companies will complement the Company's product and generate ongoing revenue.

                            These factors create uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on recoverability and classification of assets or the classification of liabilities that might result from the outcome of this uncertainty.

                            INVENTORIES

                            Inventories are stated at lower of cost or market. Cost is determined using the specific identification method.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            EQUIPMENT

                            Equipment  is  carried  at  cost.   Depreciation  is
                            computed using the straight-line method over 3 - 7 years.

                            INTANGIBLE ASSETS

                            Goodwill represents the excess of the cost of T & T over the fair value of the net assets acquired. Amortization is computed using the straight-line method over 15 years.

                            EVALUATING RECOVERABILITY OF LONG-LIVED ASSETS

                            The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No impairments have been recorded through January 31, 2001.

                            REVENUE RECOGNITION

                            Revenue from the sale of products is recorded at the time the goods are shipped, or title has passed to the customer and payment has been received.

                            In December 1999, the Securities and Exchanged Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines supplementing SAB No. 101. The adoption of this bulletin and these guidelines did not have an effect on the Company's financial statements.

                            FREIGHT

                            The Company follows the classification requirements for freight costs required by Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            EARNINGS PER SHARE

                            The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period. Assumed exercise of options has not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive. Accordingly, basic and diluted net loss per share do not differ for any period presented.

                            STOCK BASED COMPENSATION

                            The Company accounts for stock options granted to employees under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Since the Company has elected to continue to apply the provisions of APB No. 25, they have provided the proforma disclosure provisions of SFAS No. 123.

                            In March, 2000, the Financial Accounting Standards Board ("the FASB") issued Interpretation No. 44 to APB 25, "Accounting for Certain Transactions Involving Stock Compensation," which, among other things, addressed the accounting consequences of modifications of stock option awards.

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

                            INCOME TAXES

                            Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities in accordance with SFAS No. 109. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            START-UP COSTS

                            Pursuant to AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred in the organization and start-up of the Company have been expensed.

                            FOREIGN CURRENCY TRANSLATION

                            The Company remeasures foreign currency denominated monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. The effects of remeasurement are included in income. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in operations for the years ended January 31, 2000 and 2001 and are immaterial.

                            COMPREHENSIVE INCOME

                            The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                            Total comprehensive loss for the years ended January 31, 2000 and 2001 is the same as the reported net loss.

                            EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

                            SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting requirements for derivative instruments. The Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore, this pronouncement did not and is not expected to have any effect on the financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

3.   ACQUISITION OF         On  July  31,  2000,   ARS   purchased  all  of  the
     T & T                  outstanding  stock  of T & T.  The  acquisition  was
                            accounted for as a purchase.  The purchase price was
                            $418,266  of  which  $102,750  was  paid  in cash at
                            closing,   with   notes   payable   to  the   former
                            shareholders  of T & T ("the  sellers") of $115,516,
                            and the  issuance  of  200,000  shares of ARS common
                            stock  valued at  $200,000.  The notes  payable bear
                            interest  at 8% and are due no later  than  July 31,
                            2001.  The  acquisition   resulted  in  goodwill  of
                            approximately   $415,000,   including  approximately
                            $31,000  of   acquisition   costs   which  is  being
                            amortized on a straight-line basis over 15 years.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

                            At January 31, 2001, there is approximately $182,000 included in liabilities for compensation, dividends and interest owed to the sellers. The sellers have been granted a security interest in T & T's accounts receivable and inventories with respect to these liabilities.

                            Pro forma results of operations, assuming the acquisition of T & T had occurred on February 1, 1999, are unaudited and presented below. Pro forma adjustments primarily relate to depreciation, additional interest on debt incurred for the acquisition, and amortization of goodwill.

                                                                                              Unaudited
                                                                             ----------------------------------------

                            YEAR ENDED JANUARY 31,                                        2000                2001
                            -----------------------------------------------------------------------------------------
                            Sales                                               $    1,106,408      $    1,342,491
                            Net loss                                                  (417,752)         (1,369,357)
                            Net loss per share (basic and diluted)                        (.04)               (.12)

4.   OBLIGATION             The Company has an obligation under an agreement for
     UNDER                  business  and  financial  consulting  services.  The
     CONSULTING             balance  due under the  agreement  is  $30,000 as of
     AGREEMENT              January 31, 2001.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.   LONG-TERM DEBT         Long-term debt consists of the following at January
                            31, 2001:

                            Loan  payable -  finance  company,  maturing  in
                            monthly  installments  of $446 through  April,
                            2002,     including    interest    at    2.8%,
                            collateralized by a specific vehicle                       $        6,675

                            Less current maturities                                             5,283
                            ----------------------------------------------------------------------------

                            Long-term debt, less current maturities                    $        1,392
                            ----------------------------------------------------------------------------

                            Maturities of long-term  debt are  approximately  as follows:

                            2002                                                        $       5,283
                            2003                                                                1,392
                            ----------------------------------------------------------------------------

                            Total                                                       $       6,675
                            ----------------------------------------------------------------------------

6.   INCOME  TAXES          The Company did not have taxable income for the year
                            ended January 31, 2000 and, therefore, does not have
                            any  current  income  tax  expense.  The  income tax
                            provision  for  the  year  ended  January  31,  2001
                            consists solely of foreign taxes (Canada) on the operations of T & T.

                            At January 31, 2001, the significant components of the Company's deferred income tax assets are as follows:

                            Start up costs  deferred for tax  purposes,  expensed for  financial
                               reporting purposes                                                      $   760,000
                            Less:  Valuation allowance                                                    (760,000)
                            -----------------------------------------------------------------------------------------

                            Net deferred income tax asset                                              $         -
                            -----------------------------------------------------------------------------------------

                            The net change  during the year  ended  January  31,
                            2001  in  the  total  valuation   allowance  was  an
                            increase of $546,000.

                                                                                      2000                2001
                            -----------------------------------------------------------------------------------------

                            Tax expense at U.S. statutory rate                        (34.0)%            (34.0)%
                            Change in Federal valuation allowance                      34.0               34.0
                            Foreign Income Taxes                                        -                  1.3%
                            -----------------------------------------------------------------------------------------

                            Effective income tax rate                                   -%                 1.3%
                            -----------------------------------------------------------------------------------------

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.   RELATED PARTY          The Company has entered  into  management agreements
     TRANSACTIONS           with  its  executive  officers.  The  terms  of  the
                            agreements  provide for  provisions to terminate the
                            parties  at  any  time  as   stipulated   under  the
                            conditions of their individual agreements, including
                            termination   payments  ranging  from  three  months
                            salary to twice the annual compensation rate. In addition to the stipulated termination payments, the agreement with the President requires the Company to pay $1,000,000 to the President if the agreement is terminated. These agreements, which expire through 2003, provide minimum salary levels, as well as incentive bonuses and stock options. The aggregate commitment for future minimum salaries at January
                            31, 2001, excluding bonuses and stock options, was approximately $1,269,000.

                            The note payable - related party of $68,500 bears interest at 8.5% per annum and is due July, 2001.

                            At January 31, 2001, accrued expenses include approximately $9,000 for interest due to related parties. Interest expense to related parties was approximately $12,000 for the year ended January 31, 2001.


8.   STOCK INCENTIVE        (a)  On June 20, 1998 the Company adopted the Equity
     PLANS                       Incentive  Plan ("the Equity  Plan") to provide
                                 directors, officers and certain key employees with additional incentives. Under the Equity
                                 Plan, 4,500,000 shares of common stock have been reserved for issuance pursuant to stock options and stock awards. The Equity Plan provides for the grant of incentive stock options and non-qualified stock options. The exercise price of all incentive stock options granted may not be less than the fair market value of the underlying common stock at the date of grant. The Equity Plan is administered by a committee of two or more non-employee members of the Company's Board of Directors.

                                 The Company applies APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for this plan. Under APB 25, no compensation cost was recognized because the exercise price of employee stock options was equal to or greater than the market price of the underlying stock on the date of grant. However, under FASB Interpretation No. 44, the Company did recognize $375,922 of compensation expense during the year ended January 31, 2001 related to extending the lives of certain existing stock option awards which caused a new measurement of compensation cost at the modification date.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                SFAS No. 123, "Accounting for Stock-Based Compensation," requires that the Company provide pro forma information regarding net loss and loss per share as if the compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed in such statement. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

                                 YEAR ENDED JANUARY 31,                           2000                     2001
                                 ----------------------------------------------------------------------------------
                                Dividend yield                                    0%                         0%
                                Expected volatility                               0%                        90%
                                Risk free interest rates                       4.94%                      6.16%
                                Expected lives                                 2.5 years                  2.5 years

                                For the year ended January 31, 2000, the net loss would have been increased by approximately $147,000 and loss per share by $.01. For the year ended January 31, 2001, the net loss would have been increased by approximately $450,000 and loss per share by $.04.

                                A summary of the status of the Company's stock option plans for options held by officers and directors as of January 31, 2000 and 2001 and changes during the years ending on those dates is presented below:

                                                  JANUARY 31, 2000                            JANUARY 31, 2001
                                         ------------------------------------       --------------------------------------

                                                             WEIGHTED                                      WEIGHTED
                                                              AVERAGE                                      AVERAGE
                                            SHARES        EXERCISE PRICE                SHARES          EXERCISE PRICE
     ----------------------------------- ------------- ---------------------- ----- ---------------- ---------------------
     Outstanding, beginning of year         122,750          $   .0001                  1,592,717         $   .93
     Granted                              1,469,967             1.01                    1,618,230           .6875
     Exercised                                    -               -                             -               -
     ----------------------------------- ------------- ---------------------- ----- ---------------- ---------------------

     Outstanding at end of year           1,592,717          $   .93                    3,210,947         $   .81
     ----------------------------------- ------------- ---------------------- ----- ---------------- ---------------------

     Options exercisable at year-end      1,469,967          $   .93                    3,210,947         $   .81
     ----------------------------------- ------------- ---------------------- ----- ---------------- ---------------------

     Weighted  average  fair  value  of
     options granted during the year                         $  1.00                                      $   .6875
     ----------------------------------- ------------- ---------------------- ----- ---------------- ---------------------

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                 The  following  table  summarizes   information
                                 about stock options outstanding at January 31, 2001:

                                                      WEIGHTED
                                                      AVERAGE         WEIGHTED
                                   NUMBER            REMAINING        AVERAGE             NUMBER            WEIGHTED
           EXERCISE            OUTSTANDING AT       CONTRACTUAL       EXERCISE        EXERCISABLE AT         AVERAGE
            PRICES            JANUARY 31, 2001          LIFE           PRICE         JANUARY 31, 2001    EXERCISE PRICE
     ---------------------------------------------------------------------------------------------------------------------
         $0.0001                   122,750             51 months     $  0.0001             122,750            $ 0.0001
         $1.00 to $1.01          1,469,967             37 months        1.0100           1,469,967              1.0100
         $0.6875                 1,618,230             55 months        0.6875           1,618,230              0.6875
     ---------------------------------------------------------------------------------------------------------------------

                                 3,210,947                                               3,210,947
     ---------------------------------------------------------------------------------------------------------------------


                           (b) On  June  20,  1998  the   Company   adopted  the
                               Incentive Compensation Plan ("the Incentive Plan"). The purpose of the Incentive Plan is to attract, motivate and retain key employees of the Company. Under the Incentive Plan, each participant shall be eligible to receive a performance award as computed on measured performance. Consultants and other independent contractors may be eligible to participate in the Incentive Plan. No awards have been made under the Incentive Plan through January 31, 2001.
                           (c) On July 1,  1998,  options  to  purchase  500,000
                               shares of the Company's common stock were granted to certain consultants of the Company. The options have a term of five years and were vested upon the date of the grant. In April 1999, options for 250,000 shares of the Company's common stock were exercised by the consultants. The remaining options for 250,000 shares of the Company's common stock were outstanding at January 31, 2001.

                               During the year ended January 31, 2000, the Company sold 41,500 shares of common stock which included an option to purchase one share of common stock at a price of $1.25 and one option for one share at a price of $1.75. These options are exercisable at any time after May 1, 1999, subject to certain conditions and expire 60 months from that date. These options for a total of 83,000 shares of the Company's common stock were outstanding at January 31, 2001.

9.   COMMITMENTS            On February 9, 2000,  the  Company  entered  into an
     AND                    agreement for public  relations  and  communications
     CONTINGENCIES          consulting.  The  term of the  agreement  is for one
                            year commencing February 9, 2000 for $7,000 monthly.
                            In addition, the Company issued 150,000 free trading
                            shares  upon  execution  of  the  contract,  and  is
                            required  to  issue  another  150,000  free  trading
                            shares if the Company's  stock is $4.00 per share or
                            over  for  45  days.   The   Company  is   presently
                            renegotiating   an   additional   term   under  this
                            agreement. Either party may terminate this agreement with 30 days written notice to the other party after the first ninety days.

                            At January 31, 2001, the Company is committed, under a marketing relations contract dated October 23, 2000, to issue 19,000 shares monthly through October, 2001. The contract can be terminated on a quarterly basis.

                            At January 31, 2001, the Company is committed, under a financial consulting services agreement dated

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            January 6, 2001, to issue shares with a value of $10,000 on a monthly basis. The term of the agreement is for twelve months. Beginning in the seventh month of the agreement, either party can terminate the agreement by giving 60 days written notice.

                            ARS has commenced litigation against certain individuals ("the respondents"). The case involves a claim by ARS for shares issued in error to the respondents. The shares were to be issued upon the completion of certain consulting work to be performed by the respondents. ARS claims that by not completing the work, the respondents breached the contract. The respondents claim that there is no breach of contract and that the shares have been earned. ARS has obtained a preliminary injunction preventing the respondents from transferring the shares. The respondents claim damages of an unknown amount. ARS intends to vigorously pursue its position in this matter, and management believes that it will be resolved without a material effect on the Company's financial position or results of operations.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10.  QUARTERLY              During the quarter ended July 31, 2000,  the Company
     RESULTS                recognized  compensation  cost of  $184,125  for the
                            extension of the  expiration  date of stock  options
                            issued to certain  officers.  Upon further review of
                            the related  accounting and  disclosure  guidelines,
                            the Company  determined that the  compensation  cost
                            recognized should have been $375,922, an increase of
                            $191,797.  Additionally,  the  Company  should  have
                            recognized  compensation  for  services  settled  in
                            stock  of  $52,500  and  $81,095 during the quarters
                            ended  July  31,   2000  and   October   31,   2000,
                            respectively. Revision of these compensation costs resulted in the following for the periods ending
                            July 31, 2000 and October 31, 2000:

                                           THREE MONTHS            SIX MONTHS            THREE MONTHS       NINE MONTHS
                                               ENDED                  ENDED                 ENDED             ENDED
                                           JULY 31, 2000          JULY 31, 2000        OCTOBER 31, 2000   OCTOBER 31, 2000
---------------------------------------------------------------------------------------------------------------------------
Loss as originally reported                $     (304,578)      $     (694,228)        $     (133,854)     $     (828,082)
Effect of revision                               (244,297)            (244,297)               (81,095)           (325,392)
---------------------------------------------------------------------------------------------------------------------------

Restated net loss                          $     (548,875)      $     (938,525)        $     (214,949)     $   (1,153,474)
---------------------------------------------------------------------------------------------------------------------------

Loss per share as originally reported      $        (.03)       $        (.06)         $        (.01)      $        (.08)
Effect of revision                                  (.02)                (.03)                  (.01)               (.03)
---------------------------------------------------------------------------------------------------------------------------

Restated loss per common share             $        (.05)       $        (.09)         $        (.02)      $        (.11)
---------------------------------------------------------------------------------------------------------------------------



11.  MAJOR                  Sales to one customer in the year ended  January 31,
     CUSTOMER               2001,  were  approximately  71% of total  sales.  At
                            January 31, 2001, accounts receivable from this major customer represented approximately 98% of total accounts receivable.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12.  SEGMENT                The Company  has two  reportable  segments:  (i) ARS
     INFORMATION            which is designing and developing  advanced  railway
                            communications  and data management systems and (ii)
                            T  &  T  which  manufactures   custom  diesel  power
                            generating  equipment.  The Company  operates  these
                            segments as separate  strategic  business units. All
                            of the Company's sales and equipment relate to T & T
                            and are in Canada. The majority of T & T's customers
                            are located in Eastern Canada. T & T was acquired on
                            July 31, 2000 and its operations are included in the
                            Company's  financial  statements from August 1, 2000
                            to January 31, 2001. Therefore,  segment information
                            is only being  presented  for the six  months  ended
                            January 31, 2001, as prior periods  include only the
                            operations  of ARS. The  following  tables set forth
                            certain   performance   and  other   information  by
                            reportable segment.

                            SIX MONTHS ENDED JANUARY 31, 2001                   ARS           T & T            Total
                            -----------------------------------------------------------------------------------------
                            Sales                                       $         -     $   562,304     $    562,304
                            Segment net income (loss)                    (1,365,585)          5,718       (1,359,867)
                            Total assets  (excluding net goodwill of
                              $386,728)                                      65,149         459,740          524,889
                            Interest expense                                  7,361           4,574           11,935
                            Depreciation       and      amortization
                              (excluding  goodwill  amortization  of
                              $28,476)                                            -           2,319            2,319
                            Income taxes                                          -          17,000           17,000
                            Equipment acquisitions                                -           1,779            1,779

13.  EQUITY LINE OF         On March  27,  2001,  the  Company  entered  into an
     CREDIT                 equity line of credit  agreement  "the equity  line"
                            with   Cornell   Capital   Partners,    L.P.   ("the
                            investor").  Under the equity line,  the investor is
                            committed  to  purchase  up  to  $5,000,000  of  the
                            Company's  common stock over the course of 24 months
                            commencing   on  the   earlier   of  (i)   effective
                            registration of the shares, or (ii) as mutually agreed in writing. Under the equity line, the Company may request an advance by the investor. The number of shares of common stock that the investor shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount shall be equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price. The average daily volume shall be computed by using the forty (40) trading days prior to the advance notice date. The advance notice date is the date the investor receives a written notice from the Company requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten (10) trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

                                                      ARS NETWORKS, INCORPORATED
                                                                  AND SUBSIDIARY

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                            There will be a minimum of eleven (11) trading days between advance notice dates. The Company has the right to withdraw that portion of an advance that does not meet the minimum acceptable price. The minimum acceptable price is defined as 75% of the lowest closing bid price of the Company's common stock for the fifteen (15) trading days prior to a relevant advance notice date.

                            Upon each advance date, the Company shall pay to the investor's business manager, Yorkville Advisors Management, LLC ("the investment manager") an amount equal to 8.4% of the amount of the advance. Upon the execution of the equity line, the Company issued 450,000 restricted shares of the Company's common stock to the investment manager. Such restricted shares have demand and "piggyback" registration rights.

                            In connection with the equity line of credit, the Company obtained from certain officers and directors, a lock-up agreement, which limits the ability of the officers and directors to sell securities of the Company.

                            Additionally, under the covenants of the equity line, the Company shall not effect any merger or consolidation, or transfer substantially all of the assets of the Company into another entity, unless the resulting successor or acquiring entity (if not the Company) assumes the obligation to deliver to the investor such shares as the investor is entitled to pursuant to the equity line.

14.  SUPPLEMENTAL           The Company did not make any  payments  for interest
     CASH FLOW              or income  taxes  during the year ended  January 31,
     INFORMATION            2000.  Interest  paid during the year ended  January
                            31, 2001 was approximately $7,000. Income taxes paid
                            during  the  year  ended   January   31,  2001  were
                            approximately $20,000.

                            During the year ended January 31, 2001, the Company issued 7,000 shares of its common stock to satisfy advances in the amount of $4,760 due to directors of the Company.

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    April 30, 2001              ARS Networks, Incorporated

                                     By:  /s/ Sydney A. Harland
                                          -------------------------------------
                                          Sydney A. Harland
                                          Chief Executive Officer and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                 TITLE                                        DATE
------------------------------------ -------------------------------------------- ------------------------

/s/ Sydney A. Harland                Chief Executive Officer, President and       April 30, 2001
-------------------------            Director
Sydney A. Harland

/s/ Mark P. Miziolek                 Chief Financial Officer                      April 30, 2001
-------------------------
Mark P. Miziolek

/s/ Donald P. Hathaway               Director                                     April 30, 2001
-------------------------
Donald P. Hathaway

/s/ Robert M. Esecson                Director                                     April 30, 2001
-------------------------
Robert M. Esecson

