Form 10QSB
period 2001-04-30
ARS NETWORKS INC
filed 2001-06-14
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



        (MARK ONE)

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 2001

   |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                           ARS NETWORKS, INCORPORATED
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

New Hampshire                                            14-1805077
-------------                                            ----------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer Identification No.)
or Organization)

100 Walnut Street, Champlain, New York                   12919
--------------------------------------                   -----
(Address of Principal Executive Offices)                 (Zip Code)

                                     (518) 298-2042
                                     --------------
                        (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange  Act during the past 12 months,  and (2) has
been subject to such filing requirements for the past 90 days.   Yes |X| No |_|


There were 14,157,432 shares of Common Stock outstanding as of June 11, 2001.

            PART I -- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                    ARS NETWORKS, INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                      ($US)

                                     ASSETS
                                                                  April 30, 2001
CURRENT
   Cash                                                                 153,778
   Accounts receivable                                                  117,947
   Due from officer                                                       8,085
   Inventories                                                          124,681
   Prepaid expenses                                                       1,688
                                                                     ----------
          TOTAL CURRENT ASSETS                                          406,179

OTHER ASSETS
   Goodwill, net of amortization of $35,533                             379,671
   Machinery and equipment, net                                          15,126
   Other                                                                    646
                                                                     ----------
                                                                  $     801,622
                                                                     ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                               $     325,013
   Accrued compensation and fees                                        238,710
   Accrued expenses - other                                              16,282
   Note payable - related party (Note 5)                                 68,500
   Notes payable - former shareholders of T & T Diesel
     Power, Ltd. (Note 3)                                               115,516
   Current maturities of long-term debt                                   5,320
                                                                     ----------
          TOTAL CURRENT LIABIILTIES                                     769,341
                                                                     ----------
REDEEMABLE COMMON STOCK (NOTE 3)                                        200,000
                                                                     ----------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' DEFICIT (NOTES 4 AND 5)
Preferred stock, $.0001 par value - 25,000,000
  shares authorized; none outstanding                                     -

Common stock - $.0001  par value -  50,000,000
  shares  authorized;  13,696,692  outstanding
  (including 200,000 redeemable common shares)                        1,350

Additional paid in capital                                        2,842,286
Accumulated deficit                                              (3,011,355)
                                                                 ----------
TOTAL STOCKHOLDERS' DEFICIT                                        (167,719)
                                                                 ----------
                                                              $     801,622
                                                                 ==========

                             See accompanying notes

                    ARS NETWORKS, INCORPORATED AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
                                      ($US)

                                          Three Months Ended      Three Months Ended
                                           April 30, 2000          April 30, 2001
SALES                                           $         -              $   282,649

COST OF SALES                                             -                  231,992
                                                 ----------               ----------
GROSS PROFIT                                              -                   50,657
                                                 ----------               ----------
OPERATING EXPENSES
   Advertising and promotion                         39,512                  140,319
   Professional fees                                271,626                  136,696
   Officers' compensation                            53,453                   97,612
   Development expenses                              21,007                   44,843
   Other compensation                                     -                   11,412
   Rent and telecommunications                        4,052                    9,398
   Depreciation and amortization                          -                    8,123
   General                                                -                   11,497
                                                 ----------               ----------
TOTAL OPERATING EXPENSES                            389,650                  459,900
                                                 ----------               ----------
OPERATING LOSS                                     (389,650)                (409,243)

INTEREST EXPENSE                                          -                    3,835
                                                 ----------               ----------
LOSS BEFORE INCOME TAXES                           (389,650)                (413,078)

INCOME TAXES                                              -                    8,000
                                                 ----------               ----------
NET LOSS                                      $    (389,650)            $   (421,078)
                                                 ==========               ==========
LOSS PER SHARE (BASIC AND DILUTED):
   Net loss                                   $        (.04)            $       (.03)
                                                 ==========               ==========
WEIGHTED AVERAGE SHARES OUTSTANDING              10,755,697               13,144,217
                                                 ==========               ==========


                             See accompanying notes


                    ARS NETWORKS INCORPORATED AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (NOTE 7)
                                      ($US)


                                                                         Three Months         Three Months
                                                                            Ended                 Ended
                                                                        April 30, 2000       April 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $   (389,650)         $  (421,078)
                                                                            ----------           ----------
   Adjustments to reconcile net loss to net cash (used in)
     operating activities:
          Professional fees settled in stock                                         -              154,185
          Depreciation and amortization                                              -                8,123
          Officers' compensation settled in stock                              225,000                    -
          Changes in assets and liabilities:
               Decrease in accounts receivable                                       -              119,765
               Decrease in inventories                                               -                8,267
               Decrease in prepaid expenses                                          -                8,017
               (Increase) in due from officer                                        -              (5,765)
               (Increase) in other assets                                       (1,350)                   -
               Increase in accounts payable and accrued expenses                89,464               10,153
                                                                            ----------           ----------
TOTAL ADJUSTMENTS                                                              313,114              302,745
                                                                            ----------           ----------
NET CASH (USED IN) OPERATING ACTIVITIES                                        (76,536)            (118,333)
                                                                            ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                       95,850              148,100
   Payments of long-term debt                                                        -              (1,355)
   Repayment of advance from officer                                           (15,240)                   -
                                                                            ----------           ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       80,610              146,745
                                                                            ----------           ----------
NET INCREASE IN CASH                                                             4,074               28,412
CASH, BEGINNING OF PERIOD                                                      138,579              125,366
                                                                            ----------           ----------
CASH, END OF PERIOD                                                       $    142,653         $    153,778
                                                                            ==========           ==========



                             See accompanying notes

                    ARS NETWORKS, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    INFORMATION AS OF APRIL 30, 2001 AND FOR
             THE PERIODS ENDED APRIL 30, 2001 AND 2000 IS UNAUDITED
                                      ($US)

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

Going Concern and Management's Plans

The Company has a limited operating history with no revenues from its railway communications and data management systems business. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital under its equity line of credit (Note 4) or from other sources. In connection with the equity line of credit, on June 1, 2001 the Company filed Form SB-2 to register additional shares for sale with the Securities and Exchange Commission. Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date. These funds have been and will continue to be utilized to fund development of the Company's railway communications and data management systems business, marketing efforts and potential acquisitions.

These factors create uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on recoverability and classification of assets or the classification of liabilities that might result from the outcome of this uncertainty.

Unaudited Interim Financial Information

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included. These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended January 31, 2001.

3.  ACQUISITION OF T & T

On July 31, 2000, ARS purchased all of the outstanding stock of T & T. The acquisition was accounted for as a purchase. The purchase price was $418,266 of which $102,750 was paid in cash at closing, with notes payable to the former shareholders of T & T ("the sellers") of $115,516, and the issuance of 200,000 shares of ARS common stock valued at $200,000. The notes payable bear interest at 8% and are due no later than July 31, 2001. The acquisition resulted in goodwill of approximately $415,000, including approximately $31,000 of acquisition costs, which is being amortized on a straight-line basis over 15 years.

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

                                                      Three Months Ended
                                                        April 30, 2000

Sales                                                       $  247,572
Net loss                                                      (358,728)
Net loss per share (basic and diluted)                            (.03)


4.  EQUITY LINE OF CREDIT

In March 2001, the Company entered into an equity line of credit agreement ("the equity line") with Cornell Capital Partners, L.P. ("the investor"). Under the equity line, the investor is committed to purchase up to $5,000,000 of the Company's common stock over the course of 24 months commencing on the earlier of
(i) effective registration of the shares, or (ii) as mutually agreed in writing. Under the equity line, the Company may request an advance by the investor. The number of shares of common stock that the investor shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount shall be equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price. The average daily volume shall be computed by using the forty (40) trading days prior to the advance notice date. The advance notice date is the date the investor receives a written notice from the Company requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten (10) trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

There will be a minimum of eleven (11) trading days between advance notice dates. The Company has the right to withdraw that portion of an advance that does not meet the minimum acceptable price. The minimum acceptable price is defined as 75% of the lowest closing bid price of the Company's common stock for the fifteen (15) trading days prior to a relevant advance notice date.

Upon each advance date, the Company shall pay to the investor's business manager, Yorkville Advisors Management, LLC ("the investment manager") an amount equal to 8.4% of the amount of the advance. Upon the execution of the equity line, the Company issued 450,000 restricted shares of the Company's common stock to the investment manager which were reflected as a cost of raising capital and recorded at par in the accompanying financial statements. Such restricted shares have demand and "piggyback" registration rights.

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

5.  RELATED PARTY TRANSACTIONS

The note payable - related party of $68,500 bears interest at 8.5% per annum, and is due July, 2001.

On April 10, 2001, the Board of Directors authorized the issuance of stock options for 750,000 shares to members of the Board of Directors. The exercise price is $0.50 based on the closing price of the Company's stock on the date of issuance of the options.

6.  SEGMENT INFORMATION

The Company has two reportable segments: (i) ARS which is designing and developing advanced railway communication and data management systems and (ii) T & T which manufactures custom diesel power generating equipment. The Company operates these segments as separate strategic business units. All of the Company's sales and equipment relate to T & T and are in Canada. The majority of T & T's customers are located in Eastern Canada. T & T was acquired on July 31, 2000 and its operations are included in the Company's financial statements from the acquisition date. Therefore, segment information is only being presented for the three months ended April 30, 2001, as prior periods include only the operations of ARS. The following tables set forth certain performance and other information by reportable segment.

Three Months Ended April 30, 2001                              ARS            T&T            Total
Sales                                                   $         -       $  282,649      $  282,649
Segment income (loss)                                      (429,931)           8,853        (421,078)
Total assets (excluding net goodwill of $379,671)           496,720          290,856         787,576

7.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities consist of the following:


                                                          Three Months Ended     Three Months Ended
                                                            April 30, 2000         April 30, 2001
Common stock issued to settle accounts payable                 $         -              $   93,041
                                                                   =======                 =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTORY STATEMENTS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(A) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (B) OUR COMPANY'S GROWTH STRATEGIES, (C) ANTICIPATED TRENDS IN OUR COMPANY'S INDUSTRY, (D) OUR COMPANY'S FUTURE FINANCING PLANS AND (E) OUR COMPANY'S ANTICIPATED NEEDS FOR WORKING
CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND AVAILABILITY OF RAW MATERIALS, AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

Our Company was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history. However, in July 2000, our Company completed the purchase of T & T Diesel Power, Ltd., which has been in business for 20 years. In spite of this acquisition, our Company faces significant obstacles with regard to customer acceptance of our Company's products.

Since the end of our last fiscal year, our company has been successful in raising approximately $747,000 through June 11, 2001 and entered into the Equity Line of Credit with Cornell Capital Partners, L.P. under which our Company may have access to a $5.0 million equity line of credit over the next twenty-four months. Our Company expects to use these funds for marketing, working capital, operations and, potentially, to acquire small, technically viable companies. On June 1, 2001, our Company filed with the Securities an Exchange Commission a Registration Statement on Form SB-2 to register, among other things, the resale of the shares to be sold under the Equity Line of Credit.

OUR PRODUCT

The prime focus of ARS' Crosslogix (TM) private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix(TM), an integrated service information system, the foundation of the ARS wireless private network.

Our Company's objective is to build and design state of the art communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS on its integrated service information system. ARS' Crosslogix(TM) technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS' system adds considerable value for the railways and yet is relatively inexpensive to implement. Our Company believes that the following applications can be integrated with ARS' system.

        o HOTBOX DETECTOR. This is a non-contact temperature measurement system, which we will integrate as an application onto our information network. These sensors on the track will allow the bearing journal temperatures to be accurately monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.

        o FLAT WHEEL DETECTOR. A vibration impact sensor can be used to detect wheels with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail and rolling stock occurs.

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

        o INTER-MODAL REEFER MONITORING SYSTEMS. This is a wireless monitoring application for refrigerated railway cars (Reefers), which communicate with each ARS service information system via wireless radio. This allows the Reefers to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define any problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad (CPR) has cooperated in the installation of the ARS Advance Crossing System application on its main line in Mississauga, Ontario, Canada. Our Company is currently negotiating a contract with Battelle Organization to conduct an independent audit of the system. Once the audit is completed, our Company expects the system to meet FRA specifications. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998 (CPRCNJSAP98-A1). In ARS management's opinion both Canadian railways and their U.S. subsidiaries' railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS intends to offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis to gain approval to install test systems at all targeted railways as soon as possible. Certification of the ARS

Advance Warning System by selected Class I railways may lead to opportunities for installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS' technology.

ARS is currently looking for distribution channels related to the signaling and communications business in order to market the Crosslogix system. Our Company expects to build a field support group to service the railways directly, which is expected to provide further brand recognition to ARS and its products. It is anticipated that the railways will demand a strong technical service group to support systems sold. Our Company believes growth in this area will be ongoing and dependent on future sales.

RESULTS OF OPERATIONS

        THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

        SALES. Our Company had sales of $282,649 in the three months ended April 30, 2001. All of these sales relate to our Company's wholly-owned subsidiary, T & T Diesel Power, Ltd. Our Company had no sales for the three months ended April 30, 2000.

        COST OF SALES. Our Company's cost of sales was $231,992 for the three months ended April 30, 2001. Such cost of sales relate to the sale of products from our wholly-owned subsidiary, T & T Diesel Power, Ltd. Our Company had no cost of sales in the three months ended April 30, 2000.

        TOTAL OPERATING EXPENSES. Our Company's total operating expenses increased $70,250, or 18% from $389,650 in the three months ended April 30, 2000 to $459,900 in the comparable period in the current period. This increase was primarily attributable to the operating expenses of our wholly-owned subsidiary, T & T Diesel Power, Ltd., which was acquired On July 31, 2000. The operations of T & T Diesel Power, Ltd. are only included from the date of the acquisition and therefore T & T Diesel Power, Ltd.'s total operating expenses were not included in our Company's operating results for the three months ended April 30, 2000.

        NET LOSS. Our Company had a net loss of $421,078, or $0.03 per share, in the three months ended April 30, 2001 compared to a net loss of $389,650 or $0.04 per share, in the comparable period in the prior year. This increase in net loss was attributable to increased advertising and promotional expenses.

LIQUIDITY AND EQUITY LINE OF CREDIT

Our Company is dependent on external cash to fund its operations. In their report issued in connection with our Company's financial statements for the year ended January 31, 2001, our independent auditors have noted there is substantial doubt about our ability to continue as a going concern. This "going concern" opinion is due, in part, to our need to raise capital to continue operations, including the development of our Company's railway communications and data management systems business, marketing efforts and potential acquisitions.

As discussed above, our Company entered into the Equity Line of Credit with Cornell Capital Partners, L.P. Our Company believes that this Equity Line of Credit will provide it with sufficient capital to fund operations through January 2002. If such capital is not available, then our Company will need to raise additional capital prior to January 2002 to continue operations.

PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

During the current fiscal year, our Company does not anticipate purchasing or selling any plant or significant equipment.

On July 31, 2000, our Company completed the purchase of the outstanding shares of T & T Diesel Power, Ltd. for approximately $449,000, including acquisition costs. The purchase of T & T Diesel Power, Ltd. is expected to provide readily available electrical power to service standby and dark territories applications which our Company believes will greatly enhance our Company's ability to supply turnkey systems to the railway industry. Dark territories encompass thousands of miles of railway track where there is no available power to run signaling or safety systems.

T & T's fiscal year-end was changed to January 31 from July 31 to correspond with that of ARS'. The purchase of T & T Diesel was ARS' first step in implementing its strategy of acquiring profitable companies, which can be integrated into its core business -- the design and marketing of safe, cost-effective and reliable systems for the railway industry. T & T supplies stand-by and prime power generators primarily to Bell Canada, as well as Rogers Communications, Clearnet Communications, EIT, Marconi, CI Communications, Gateway Telephone and others.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES

Our Company currently has seven employees, of which two are full-time. Our Company expects to hire one additional employee in the current fiscal year.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting requirements for derivative instruments. Our Company has not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore, this pronouncement did not and is not expected to have any effect on the financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b) and (d).  None.

(c)     SALE OF UNREGISTERED SECURITIES.

In June 2001, our Company issued 15,000 shares of common stock for services valued at $12,900. Also in June 2001, our Company issued 120,000 shares of common stock for future services, which shares will be delivered as the services are performed.

In May 2001, our Company sold 50,000 shares of common stock for $0.77 per share or aggregate consideration of $38,500. Also in May 2001, our Company issued 275,740 shares of common stock for services valued at $257,295. Of the total number of shares issued for services, 232,850 shares are subject to vesting schedules. If these services are terminated, then any unvested shares will be forfeited.

In April 2001, our Company sold 200,000 shares of common stock for $0.60 per share or aggregate consideration of $120,000. Also in April 2001, our Company issued 13,973 shares of common stock for services valued at $10,044. Our Company also issued 12,000 shares of common stock for services valued at $8,626.

In March 2001, our Company sold 2,500 shares of common stock for $1.12 per share, or aggregate consideration of $2,800. Also in March 2001, our Company issued 45,000 shares of common stock for services valued at $47,813. Our Company issued 140,000 shares of common stock to National Financial Communications Corp. for services valued at $131,250. In connection with the Equity Line of Credit, our Company also issued 450,000 shares of common stock to Yorkville Advisors Management, LLC for services that had a value at $365,625 at the time of issuance.

In February 2001, our Company sold 22,000 shares of common stock for $1.15 per share or aggregate consideration of $25,300. Also in February 2001, our Company issued 152,700 shares of common stock in lieu of management compensation valued at $33,400 and issued 41,300 shares of common stock for $0.25 per share for which our Company had already received a deposit in advance of $10,325.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 ACT"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our Company so as to make an informed investment decision. More specifically, our Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in our Company's common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

   EXHIBIT
     NO.          DESCRIPTION                                        LOCATION

      2.1         Share Purchase Agreement dated as of July 31,      Incorporated by reference to the Company's Annual
                  2000 among the former shareholders of T & T        Report on Form 10-KSB filed with the Securities and
                  Diesel Power, Ltd. and the Company                 Exchange Commission on April 30, 2001.

      2.2         Escrow Agreement dated as of July 31, 2000 among   Incorporated by reference to the Company's Annual
                  the Pallet Valo, the former shareholders of T & T  Report on Form 10-KSB filed with the Securities and
                  Diesel Power, Ltd. and the Company                 Exchange Commission on April 30, 2001.

      2.3         Promissory Note dated as of July 31, 2000 given    Incorporated by reference to the Company's Annual
                  by the Company to the former shareholders of T & T Report on Form 10-KSB filed with the Securities and
                  Diesel Power, Ltd.                                 Exchange Commission on April 30, 2001.

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

      3.2         Articles of Amendment to the Articles of           Incorporated by reference to the Company's Annual
                  Incorporation                                      Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.

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

      4.1         Lockup Agreement with Sydney Harland               Incorporated by reference to the Company's Annual
                                                                     Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.





   EXHIBIT
     NO.          DESCRIPTION                                        LOCATION

      4.2         Lockup Agreement with Donald Hathaway              Incorporated by reference to the Company's Annual
                                                                     Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.

      4.3         Lockup Agreement with Robert Esecson               Incorporated by reference to the Company's Annual
                                                                     Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.

      4.4         Lockup Agreement with Peter Hoult                  Incorporated by reference to the Company's Annual
                                                                     Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.

      4.5         Lockup Agreement with Mark Miziolek                Incorporated by reference to the Company's Annual
                                                                     Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.

      4.6         Lockup Agreement with Patrick Shea                 Incorporated by reference to the Company's Annual
                                                                     Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.

      10.1        Consulting Agreement dated as of February 9,       Incorporated by reference to the Company s Annual
                  2001 between National Financial Communications     Report on Form 10-KSB filed with the Securities and
                  Corp. and the Company                              Exchange Commission on April 30, 2001.

      10.2        Equity Line of Credit Agreement dated as of        Incorporated by reference to the Company's Annual
                  March 22, 2001 between Cornell Capital Partners,   Report on Form 10-KSB filed with the Securities and
                  L.P. and the Company                               Exchange Commission on April 30, 2001.

      10.3        Escrow Agreement dated as of March 22, 2001        Incorporated by reference to the Company's Annual
                  among Butler Gonzalez LLP, First Union National    Report on Form 10-KSB filed with the Securities and
                  Bank and the Company                               Exchange Commission on April 30, 2001.





   EXHIBIT
     NO.          DESCRIPTION                                        LOCATION

      10.4        Registration Rights Agreement dated as of March    Incorporated by reference to the Company's Annual
                  22, 2001 between Cornell Capital Partners LP and   Report on Form 10-KSB filed with the Securities and
                  the Company                                        Exchange Commission on April 30, 2001.

      10.5        Consulting Services Agreement dated as of March    Incorporated by reference to the Company's Annual
                  22, 2001 between Yorkville Advisors Management,    Report on Form 10-KSB filed with the Securities and
                  LLC and the Company                                Exchange Commission on April 30, 2001.

      10.6        Management Agreement for Vice President Finance    Incorporated by reference to the Company's Annual
                  and Chief Financial Officer dated as of January    Report on Form 10-KSB filed with the Securities and
                  1, 2001 between Mark P. Miziolek and the Company   Exchange Commission on April 30, 2001.

      10.7        Management Agreement for President and Chief       Incorporated by reference to the Company's Annual
                  Executive Officer dated as of January 1, 2001      Report on Form 10-KSB filed with the Securities and
                  between Sydney Harland and the Company             Exchange Commission on April 30, 2001.

      10.8        License Agreement dated as of May 20, 1998         Incorporated by reference to the Company's Annual
                  between Sydney Harland and the Company             Report on Form 10-KSB filed with the Securities and
                                                                     Exchange Commission on April 30, 2001.

      10.9        Promissory Note dated as of July 31, 2001 in the   Incorporated by reference to the Company's Annual
                  original principal amount of $100,000 Canadian     Report on Form 10-KSB filed with the Securities and
                  Dollars given by the Company to Betty Harland      Exchange Commission on April 30, 2001.

      11.1        Statement re: Computation of Per Share Earnings    Not applicable.

      21.1        Subsidiaries of the Registrant                     Provided herewith.


(b)     REPORTS ON FORM 8-K.

        The Registrant did not file any Reports on Form 8-K for the quarter ended April 30, 2001.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ARS NETWORKS, INCORPORATED



                                       By:   /s/ Mark Miziolek
                                             -----------------------------------
                                       Name: Mark Miziolek
                                             -----------------------------------
                                       Title: Vice President Finance and Chief
                                              Financial Officer
                                             -----------------------------------