Form 10QSB
period 2001-07-31
ARS NETWORKS INC
filed 2001-09-19
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB



         (MARK ONE)

    |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
        Act of 1934

                  For the quarterly period ended JULY 31, 2001

    |_| Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                           ARS NETWORKS, INCORPORATED
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

New Hampshire                               14-1805077
-------------                               ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

100 Walnut Street, Champlain, New York      12919
--------------------------------------      -----
(Address of Principal Executive Offices)    (Zip Code)

                                 (518) 298-2042
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


    Check  whether  the issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|



There were 14,022,432 shares of Common Stock outstanding as of September 12, 2001.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    ARS NETWORKS, INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                      ($US)

                                                    ASSETS
                                                                                               July 31, 2001
CURRENT
   Cash                                                                                           $  192,494
   Accounts receivable                                                                               129,080
   Due from officer                                                                                    8,085
   Inventories                                                                                        62,001
   Prepaid expenses                                                                                    1,703
                                                                                                  ----------
          TOTAL CURRENT ASSETS                                                                       393,363

OTHER ASSETS
   Goodwill, net of amortization of $56,357                                                          358,847
   Machinery and equipment, net                                                                       14,059
   Other                                                                                                 646
                                                                                                  ----------
                                                                                                  $  766,915
                                                                                                  ==========
                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                               $  329,517
   Accrued compensation and fees                                                                     344,578
   Accrued income taxes payable                                                                       10,788
   Note payable - related party (Note 5)                                                              68,500
   Notes payable - former shareholders of T & T Diesel Power, Ltd. (Notes 3 and 4)                   115,516
   Note payable - investor, net of unamortized discount of $119,843 (Note 4)                          30,157
   Current maturities of long-term debt                                                                4,004
                                                                                                  ----------
          TOTAL CURRENT LIABIILTIES                                                                  903,060
                                                                                                  ----------

REDEEMABLE COMMON STOCK (NOTES 3 AND 4)                                                              200,000
                                                                                                  ----------





COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 4)

STOCKHOLDERS' DEFICIT (NOTES 4 AND 5)
Preferred stock, $.0001 par value - 25,000,000 shares authorized; none outstanding                         -

Common stock - $.0001 par value - 50,000,000 shares authorized; 13,835,692
outstanding (including 200,000 redeemable common shares)                                               1,364

Additional paid in capital                                                                         3,089,552
Accumulated deficit                                                                              (3,427,061)
                                                                                                  ----------
TOTAL STOCKHOLDERS' DEFICIT                                                                        (336,145)
                                                                                                  ----------
                                                                                               $     766,915
                                                                                                   =========

                                            See accompanying notes


                                   ARS NETWORKS, INCORPORATED AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
                                                     ($US)

                                                             Six Months Ended             Six Months Ended
                                                              July 31, 2000                July 31, 2001
SALES                                                             $         -                    $   597,164

COST OF SALES                                                               -                        508,066
                                                                  -----------                    -----------
GROSS PROFIT                                                                -                         89,098
                                                                  -----------                    -----------
OPERATING EXPENSES
   Advertising and promotion                                           68,856                        147,915
   Professional fees                                                  342,890                        349,727
   Officers' compensation                                             477,317                        219,312
   Development expenses                                                36,633                         75,580
   Other compensation                                                       -                         23,068
   Rent and telecommunications                                         12,829                         18,037
   Depreciation and amortization                                            -                         30,014
   General                                                                  -                         25,207
                                                                  -----------                    -----------
TOTAL OPERATING EXPENSES                                              938,525                        888,860
                                                                  -----------                    -----------
OPERATING LOSS                                                      (938,525)                      (799,762)

INTEREST EXPENSE (NOTE 4)                                                   -                         27,022
                                                                  -----------                    -----------
LOSS BEFORE INCOME TAXES                                            (938,525)                      (826,784)

INCOME TAXES                                                                -                         10,000
                                                                  -----------                    -----------
NET LOSS                                                          $ (938,525)                    $ (836,784)
                                                                  ===========                    ===========
LOSS PER SHARE (BASIC AND DILUTED):
   Net loss                                                       $     (.09)                    $     (.06)
                                                                  ===========                    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                10,801,242                     13,476,967
                                                                  ===========                    ===========


                                            See accompanying notes






                                   ARS NETWORKS, INCORPORATED AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
                                                     ($US)

                                                             Three Months Ended           Three Months Ended
                                                              July 31, 2000                July 31, 2001

SALES                                                             $         -                    $   314,515

COST OF SALES                                                               -                        276,074
                                                                   ----------                     ----------

GROSS PROFIT                                                                -                         38,441
                                                                   ----------                     ----------
EXPENSES
   Officers' compensation                                             423,864                        121,700
   Professional fees                                                   71,264                        213,031
   Advertising and promotion                                           29,344                          7,596
   Development expenses and other                                      15,626                         30,737
   Rent and telecommunications                                          8,777                          8,639
   Other compensation                                                       -                         11,656
   Depreciation and amortization                                            -                         21,891
   General                                                                  -                         13,710
                                                                     --------                     ----------
TOTAL EXPENSES                                                        548,875                        428,960
                                                                     --------                     ----------

OPERATING LOSS                                                      (548,875)                      (390,519)

INTEREST EXPENSE (NOTE 4)                                                   -                         23,187
                                                                     --------                     ----------
LOSS BEFORE INCOME TAXES                                            (548,875)                      (413,706)

INCOME TAXES                                                                -                          2,000
                                                                     --------                     ----------
NET LOSS                                                          $ (548,875)                    $ (415,706)
                                                                   ==========                     ==========
LOSS PER SHARE (BASIC AND DILUTED):
   Net loss                                                       $     (.05)                    $     (.03)
                                                                   ==========                     ==========
WEIGHTED AVERAGE SHARES OUTSTANDING                                10,858,337                     13,798,866
                                                                   ==========                     ==========


                                            See accompanying notes


                                           ARS NETWORKS INCORPORATED AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                  (UNAUDITED) (NOTES 4 AND 8)
                                                             ($US)

Six Months Ended July 31, 2001
                                                                         Additional
                                                                           Paid-In
                                        Shares           Amount            Capital              Deficit               Total

Balance, January 31, 2001              12,607,889       $1,241           $2,447,069         $(2,590,277)           $(141,967)

Net loss for the period                         -            -                    -            (836,784)            (836,784)

Sales of common stock                     274,500           28              186,572                    -              186,600

Common stock issued for
services and to settle
accounts payable                          503,303           50              319,426                    -              319,476

Common stock issued to
investment manager and
recorded at par                           450,000           45                 (45)                    -                    -

Issuance of warrants for common
stock                                           -            -              136,530                    -              136,530
                                       ----------       ------           ----------         ------------           ----------

Balance, July 31, 2001                 13,835,692       $1,364           $3,089,552         $(3,427,061)           $(336,145)
                                       ==========       ======           ==========         ============           ==========

                                                    See accompanying notes


                    ARS NETWORKS INCORPORATED AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 7)
                                      ($US)
                                                                                            Six Months              Six Months
                                                                                               Ended                   Ended
                                                                                           July 31, 2000           July 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                                   $ (938,525)           $ (836,784)
                                                                                              -----------           -----------
   Adjustments to reconcile net loss to net cash (used in) operating activities:
          Professional fees settled in stock                                                      277,500               226,435
          Depreciation and amortization                                                                 -                30,014
          Interest imputed on note payable - investor                                                   -                16,687
          Officers' compensation settled in stock                                                 375,922                     -
          Changes in assets and liabilities:
               Decrease in accounts receivable                                                          -               108,632
               Decrease in inventories                                                                  -                70,947
               Decrease in prepaid expenses                                                             -                 8,002
               (Increase) in due from officer                                                           -               (5,765)
               (Increase) in other assets                                                         (1,687)                     -
               Increase in accounts payable and accrued expenses                                  138,744               115,031
                                                                                              -----------           -----------
TOTAL ADJUSTMENTS                                                                                 790,479               569,983
                                                                                              -----------           -----------
NET CASH (USED IN) OPERATING ACTIVITIES                                                         (148,046)             (266,801)
                                                                                              -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of T & T Diesel Power, Ltd., net of cash acquired                                 (85,530)                     -
                                                                                              -----------           -----------
NET CASH (USED IN) INVESTING ACTIVITIES                                                          (85,530)                     -
                                                                                              -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the sale of common stock                                                         170,000               186,600
   Proceeds from note payable - related party                                                      68,500                     -
   Proceeds from note payable - investor                                                                -               150,000
   Payments of long-term debt                                                                           -               (2,671)
   Repayment of advance from officer                                                             (15,240)                     -
                                                                                              -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         223,260               333,929
                                                                                              -----------           -----------
NET INCREASE (DECREASE) IN CASH                                                                  (10,316)                67,128
CASH, BEGINNING OF PERIOD                                                                         138,579               125,366
                                                                                              -----------           -----------
CASH, END OF PERIOD                                                                           $   128,263           $   192,494
                                                                                              ===========           ===========
                                                     See accompanying notes


                    ARS NETWORKS, INCORPORATED AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     INFORMATION AS OF JULY 31, 2001 AND FOR
              THE PERIODS ENDED JULY 31, 2001 AND 2000 IS UNAUDITED
                                      ($US)

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

Going Concern and Management's Plans

The Company has a limited operating history with no revenues from its railway communications and data management systems business. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital under its equity line of credit (Note 4) or from other sources. In connection with the equity line of credit, on June 1, 2001 the Company filed Form SB-2 to register additional shares for sale with the Securities and Exchange Commission. Management believes sufficient funds are or will be available to sustain operations for at least the twelve months following the latest balance sheet date. These funds have been and will continue to be utilized to fund development of the Company's railway communications and data management systems business and marketing efforts.

These factors create uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on recoverability and classification of assets or the classification of liabilities that might result from the outcome of this uncertainty.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period. Assumed exercise of options has not been included in the calculation of diluted earnings per share since the effect would be antidilutive. The number of potential common shares excluded from the diluted loss per share calculations, since the effect would be antidilutive, was 1,925,717 and 4,626,497 for the six months ended July 31, 2000 and 2001, respectively. Accordingly, basic and diluted net loss per share do not differ for any period presented.

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

Effect Of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our previous business combination was accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $358,847. Amortization expense during the six month period ended July 31, 2001 was $27,881. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

3.  ACQUISITION OF T & T

On July 31, 2000, ARS purchased all of the outstanding stock of T & T. The acquisition was accounted for as a purchase. The purchase price was $418,266 of which $102,750 was paid in cash at closing, with notes payable to the former shareholders of T & T ("the sellers") of $115,516, and the issuance of 200,000 shares of ARS common stock valued at $200,000. The notes payable accrued interest at 8% and were paid on August 9, 2001. The acquisition resulted in goodwill of approximately $415,000, including approximately $31,000 of acquisition costs, which is being amortized on a straight-line basis over 7 years.

Pro forma results of operations assuming the acquisition of T & T occurred at the beginning of the period are presented below. Pro forma adjustments primarily relate to depreciation, additional interest on debt incurred for the acquisition, and amortization of goodwill.

                                                               Six Months Ended
                                                                 July 31, 2000

Sales                                                               $   535,521
Net loss                                                              (908,943)
Net loss per share (basic and diluted)                                    (.07)



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

On July 20, 2001, ARS borrowed $150,000 from the investor. Under the terms of this loan, ARS may borrow up to an additional $183,000 at its discretion or a total of $333,000. This loan is due on October 19, 2001 and accrues interest at an annual rate of 12%. In the event of a default, the loan will accrue interest at an annual rate of 24%. On August 9, 2001, a portion of the proceeds of this were used to satisfy ARS' obligations to the former shareholders of T&T. As such, the 200,000 shares held in escrow for the benefit of the former shareholders of T&T Diesel have been released, as ARS satisfied all conditions to such release. In connection with the loan, ARS issued warrants to purchase 333,000 shares of ARS' common stock at an exercise price of $0.50 per share. The warrants were assigned a value of $136,530 which was recorded as a discount on the related note payable to the investor. The discount will be amortized over the term of the note payable (90 days) to interest expense. Such amortization included in interest expense amounted to $16,687 for the six months ended July 31, 2001. The president of the company has personally guaranteed the loan and has pledged 3,000,000 shares of common stock to the lender as security for the loan. Unless more money becomes available under the Equity Line of Credit, ARS will need to raise additional capital to satisfy this loan. Such capital, if available at all, would likely come from the sale of securities in private transactions. ARS does not have any commitments for such capital at this time.

5.  RELATED PARTY TRANSACTIONS

The note payable - related party of $68,500 bears interest at 8.5% per annum, and is due on demand.

On April 10, 2001, the Board of Directors authorized the issuance of stock options for 750,000 shares to members of the Board of Directors. The exercise price is $0.50 based on the closing price of the Company's stock on the date of issuance of the options.

6.  SEGMENT INFORMATION

The Company has two reportable segments: (i) ARS which is designing and developing advanced railway communication and data management systems and (ii) T & T which manufactures custom diesel power generating equipment. The Company operates these segments as separate strategic business units. All of the Company's sales and equipment relate to T & T and are in Canada. The majority of T & T's customers are located in Eastern Canada. T & T was acquired on July 31, 2000 and its operations are included in the Company's financial statements from the acquisition date. Management does not consider goodwill and its amortization to be part of the T & T or ARS segments for purposes of allocating resources or assessing performance. The following tables set forth certain performance and other information by reportable segment.

Six Months Ended July 31, 2001                              ARS             T&T            Goodwill        Total
Sales                                                   $       -      $  597,164        $         -     $   597,164
Segment income (loss)                                   (824,414)          13,301           (25,671)       (836,784)
Total assets                                              161,083         246,985            358,847         766,915

7.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities consist of the following:
                                                                          Six Months Ended         Six Months Ended
                                                                           July 30, 2000            July 31, 2001
Common stock issued to settle accounts payable
(346,000 common shares)                                                         $        -         $  93,041
                                                                                   =======         =========
200,000 shares of common stock issued to former shareholders of T&T
                                                                                $  200,000         $       -
                                                                                   =======         =========
Notes payable issued to former shareholders of T&T                              $  115,516         $       -
                                                                                   =======         =========


            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE  FOLLOWING  INFORMATION  SHOULD  BE READ IN  CONJUNCTION  WITH  THE
CONSOLIDATED FINANCIAL STATEMENTS OF ARS AND THE NOTES THERETO APPEARING ELSEWHERE IN THIS FILING. STATEMENTS IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION THAT ARE NOT STATEMENTS OF HISTORICAL OR CURRENT FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS."

OVERVIEW

         ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history. However, in July 2000, ARS completed the purchase of T & T Diesel Power, Ltd., which has been in business for 20 years. In spite of this acquisition, ARS faces significant obstacles with regard to customer acceptance of ARS' products.

         Since the end of our last fiscal year, ARS has been successful in raising approximately $187,000 through September 13, 2001 and entered into the Equity Line of Credit with Cornell Capital Partners, L.P. under which ARS may have access to a $5.0 million equity line of credit over the next twenty-four months. On July 20, 2001, ARS entered into a loan agreement with Cornell Capital for $333,000 to provide interim funding until the Company's SB-2 registration becomes effective. As of July 31, 2001, ARS was advanced $150,000 of this loan.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000

         SALES. ARS had sales of $597,164 in the six months ended July 31, 2001. All of these sales relate to ARS' wholly-owned subsidiary, T&T Diesel Power, Ltd. ARS had no sales for the six months ended July 31, 2000 because the acquisition of T&T Diesel was not completed until July 31, 2001. Accordingly, ARS' results of operations for the six months ended July 31, 2000 did not include T&T Diesel.

         COST OF SALES. ARS' cost of sales was $508,066, or 85% of sales, for the six months ended July 31, 2001. Such cost of sales relate to the sale of products from our wholly-owned subsidiary, T&T Diesel Power, Ltd. ARS had no cost of sales in the six months ended July 31, 2001.

         TOTAL OPERATING EXPENSES. ARS' total operating expenses decreased 49,665, or 5%, from $938,525 in the six months ended July 31, 2000 to $888,860 in the comparable period in the current period. This decrease was primarily attributable to officers compensation recognized for the extension of the expiration date of stock options issued to certain officers in the amount of $375,922 in the prior period. This decrease is partially offset by the inclusion of the operating expenses of our wholly-owned subsidiary, T&T Diesel Power, Ltd., which was acquired on July 31, 2000, in the current period. The operations of T&T Diesel Power, Ltd. are only included from the date of the acquisition and therefore T&T Diesel Power, Ltd.'s total operating expenses were not included in ARS' operating results for the six months ended July 31, 2000.

         NET LOSS. ARS had a net loss of $836,784, or $0.06 per share, in the six months ended July 31, 2001 compared to a net loss of $938,525, or $0.09 per share, in the comparable period in the prior year. This decrease in net loss was attributable to the decrease in officers compensation previously discussed, which is offset by increased professional, advertising and promotional expenses in the current period.

PLAN OF OPERATION

         ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history. However, in July 2000, ARS completed the purchase of T&T Diesel Power, Ltd., which has been in business for 20 years. In spite of this acquisition, ARS faces significant obstacles with regard to customer acceptance of ARS' products.

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

         ARS' objective is to build and design state of the art communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

         The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS on its integrated service information system. ARS' Crosslogix(TM) technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS' system adds considerable value for the railways and yet is relatively inexpensive to implement. ARS' development effort with respect to the Crosslogix(TM) technology consists of three stages. The first stage involves the development of the crossing control feature, which allows railroads to monitor rail crossings. This development has been completed and is being tested by the Canadian Pacific Railroad. Separately, ARS has contracted with the Battelle Organization to conduct an independent audit of the crossing control feature. These evaluations are expected to be completed within the next three to six months. The second stage involves the creation of a wide area network application, which ARS will use to collect data from its deployed crossing control products. ARS anticipates that the second component will be completed in parallel to the audit noted above. ARS anticipates that it will have a product ready for sale after the second stage of development is completed. The third stage involves creating software interfaces for the crossing control feature to be used in connection with other commercially available applications. These commercial applications consist of:

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

         Many of the above applications are currently available in the market place while others will need to be developed. For those commercially available, ARS will need to develop software to integrate the functionality into the Crosslogix system. Other applications such as inter-modal reefer monitoring will need to be adapted from currently available products so that the information obtained can be easily communicated over the ARS network. These applications will be phased in over the next 24-36 months. ARS has provided for development costs in excess of $2,000,000 to provide for the integration of these products as well as the continued improvement of our system.

         Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad (CPR) has cooperated in the installation of the ARS Advance Crossing System application on its main line in

Mississauga, Ontario, Canada. ARS has entered into a contract with Battelle Organization to conduct an independent audit of the system. Once the audit is completed, ARS expects the system to meet Federal Railway Administration specifications. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998. In ARS management's opinion both Canadian railways and their U.S. subsidiaries' railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS intends to offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis in an effort to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways may lead to opportunities for installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS' technology. The Surface Transportation Board (STB) defines Class I railroads as those with an average annual operating revenue of $256.4 million or more; Class II railroads are those with average operating revenues between $20.5 million and $256.4 million; and Class III railroads are those with average operating revenues of less than $20.5 million.

         ARS is currently looking for distribution channels related to the signaling and communications business in order to market the Crosslogix system. ARS expects to build a field support group to service the railways directly, which is expected to provide further brand recognition to ARS and its products. It is anticipated that the railways will demand a strong technical service group to support systems sold. ARS believes growth in this area will be ongoing and dependent on future sales.

LIQUIDITY AND EQUITY LINE OF CREDIT

         ARS is dependent on external cash to fund its operations. We need to raise capital to continue operations, including the development of our railway communications and data management systems business, marketing efforts and potential acquisitions.

         As discussed above, ARS entered into the Equity Line of Credit with Cornell Capital Partners, L.P. ARS believes that this Equity Line of Credit will provide it with sufficient capital to fund at least one-half of its operations for the next twelve months. This belief is based on the assumption that the Equity Line of Credit will provide ARS with approximately $20,000 per month. ARS is permitted to make an advance every eleven trading days and therefore ARS expects to have access to two advances per month or approximately $20,000. For the six months ended July 31, 2001, ARS' operations used approximately $40,000 per month. As such, ARS believes the Equity Line of Credit will be sufficient to fund approximately one-half of its operations, although over time ARS expects its average trading volume to increase due to the trading volume created by prior advances under the Equity Line of Credit. During this time, ARS will need additional capital to fund its operations. Through October 2001, such funding is expected to come from the $183,000 of availability under a loan provided by Cornell Capital Partners. A discussion of the terms of the loan with Cornell Capital Partners is contained in the next paragraph. Thereafter, such funding would come from sales of ARS' products, increased availability under the Equity Line of Credit or the sale of securities in private transactions.

     On July 20, 2001, ARS borrowed $150,000 from Cornell Capital Partners, L.P. Under the terms of this loan, ARS may borrow up to an additional $183,000 at its discretion or a total of $333,000. This loan is due on October 19, 2001 and accrues interest at an annual rate of 12%. In the event of a default, the loan will accrue interest at an annual rate of 24%. A portion of the proceeds of this loan have been used to satisfy ARS' obligations to the former shareholders of T&T Diesel Power. As such, the 200,000 shares held in escrow for the benefit of the former shareholders of T&T Diesel have been released, as ARS satisfied all conditions to such release. These shares are saleable under Rule 144, which all parties agreed satisfied the conditions of the escrow. ARS granted the Yorkville Advisors, LLC, a related party of Cornell Capital Partners, warrants to purchase 333,000 shares of ARS' common stock at an exercise price of $0.50 per share. Mr. Harland has personally guaranteed the loan and has pledged 3,000,000 shares of common stock to the lender as security for the loan. Unless more money becomes available under the Equity Line of Credit, ARS will need to raise additional capital to satisfy this loan. Such capital, if available at all, would likely come from the sale of securities in private transactions..

PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

         During the current fiscal year, ARS does not anticipate purchasing or selling any plant or significant equipment.

         On July 31, 2000, ARS completed the purchase of the outstanding shares of T&T Diesel Power, Ltd. The acquisition was accounted for as a purchase. The purchase price was $418,266, of which $102,750 was paid in cash at closing, with notes payable to the former shareholders of T&T of $115,516, and the issuance of 200,000 shares of common stock valued at $200,000.

         The notes payable accrued interest at 8% and were paid on August 9, 2001. The acquisition resulted in goodwill of approximately $415,000, including approximately $31,000 of acquisition costs which is being amortized on a straight-line basis over 7 years.

         The purchase of T&T Diesel Power, Ltd. is expected to provide readily available electrical power to service standby and dark territories applications which ARS believes will greatly enhance ARS' ability to supply turnkey systems to the railway industry. Dark territories encompass thousands of miles of railway track where there is no available power to run signaling or safety systems.

         T&T's fiscal year-end was changed to January 31 from July 31 to correspond with that of ARS'. The purchase of T&T Diesel was ARS' first step in implementing its strategy of acquiring profitable companies, which can be integrated into its core business -- the design and marketing of safe, cost-effective and reliable systems for the railway industry. T&T supplies stand-by and prime power generators primarily to Bell Canada, as well as Rogers Communications, Clearnet Communications, EIT, Marconi, CI Communications, Gateway Telephone and others.

         ARS' consolidated financial statements include the operations of T&T Diesel from July 31, 2000, the date of acquisition. As described above in the "Results of Operations" section, all of our sales, cost of sales and gross profit for the six months ended July 31, 2001 relate to T&T diesel. Please see "Results of Operations" for a detailed description of the effect that T&T Diesel had on ARS' financial statements.

SIGNIFICANT CHANGES IN THE NUMBER OF EMPLOYEES

ARS currently has seven employees, of which two are full-time. ARS expects to hire 5 additional employees in the current fiscal year.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting requirements for derivative instruments. We have not in the past nor does it anticipate that it will engage in transactions involving derivative instruments, and therefore, this pronouncement did not and is not expected to have any effect on the financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS (SFAS 141), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         Our previous business combination was accounted for using the purchase method. As of July 31, 2001, the net carrying amount of goodwill is $358,847. Amortization expense during the six month period ended July 31, 2001 was $27,881. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(a), (b) and (d).  None.

(c)      Sale of Unregistered Securities.
         -------------------------------

         On August 7, 2001, ARS issued 48,049 of common stock for services valued at $40,000 in aggregate.

         In June 2001, ARS issued 135,000 shares of common stock for future services. Of the total number of shares issued for services, 130,000 shares are subject to vesting schedules. If these services are terminated, then any unvested shares will be forfeited.

         In May 2001, ARS sold 50,000 shares of common stock for $0.77 per share or aggregate consideration of $38,500. Also in May 2001, ARS issued 275,740 shares of common stock for future services. Of the total number of shares issued for services, 191,740 shares are subject to vesting schedules. If these services are terminated, then any unvested shares will be forfeited.

         In April 2001, ARS sold 200,000 shares of common stock for $0.60 per share or aggregate consideration of $120,000. Also in April 2001, ARS issued 13,973 shares of common stock for services valued at $10,044. ARS also issued 12,000 shares of common stock for services valued at $8,626.

         In March 2001, ARS sold 2,500 shares of common stock for $1.12 per share, or aggregate consideration of $2,800. Also in March 2001, ARS issued 45,000 shares of common stock for services valued at $47,813. ARS issued 140,000 shares of common stock to National Financial Communications Corp. for services valued at $131,250. ARS also issued 450,000 shares of common stock to Yorkville Advisors Management, LLC for services value at $365,625 in connection with the Equity Line of Credit.

         In February 2001, ARS sold 22,000 shares of common stock for $1.15 per share, or aggregate consideration of $25,300. ARS also issued 41,300 shares of common stock to settle accounts payable of $10,325. Also in February 2001, ARS issued 152,700 shares of common stock in lieu of management compensation valued at $33,400.

         With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding ARS so as to make an informed investment decision. More specifically, ARS had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in ARS's common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

 EXHIBIT
   NO.    DESCRIPTION                     LOCATION
   ---    -----------                     --------

   2.1    Share Purchase Agreement        Incorporated by reference to
          dated as of July 31, 2000       the Company's Annual Report on
          among the former                Form 10-KSB filed with the
          shareholders of T & T Diesel    Securities and Exchange
          Power, Ltd. and the Company     Commission on April 30, 2001.

   2.2    Escrow Agreement dated as of    Incorporated by reference to
          July 31, 2000 among the         the Company's Annual Report on
          Pallet Valo, the former         Form 10-KSB filed with the
          shareholders of T & T Diesel    Securities and Exchange
          Power, Ltd. and the Company     Commission on April 30, 2001.

   2.3    Promissory Note dated as of     Incorporated by reference to
          July 31, 2000 given by the      the Company's Annual Report on
          Company to the former           Form 10-KSB filed with the
          shareholders of T & T Diesel    Securities and Exchange
          Power, Ltd.                     Commission on April 30, 2001.

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

   3.2    Articles of Amendment to the    Incorporated by reference to
          Articles of Incorporation       the Company's Annual Report on
                                          Form 10-KSB filed with the
                                          Securities and Exchange
                                          Commission on April 30, 2001.

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

   4.1    Lockup Agreement with Sydney    Incorporated by reference to
          Harland                         the Company's Annual Report on
                                          Form 10-KSB filed with the
                                          Securities and Exchange
                                          Commission on April 30, 2001.

   4.2    Lockup Agreement with Donald    Incorporated by reference to
          Hathaway                        the Company's Annual Report on
                                          Form 10-KSB filed with the
                                          Securities and Exchange
                                          Commission on April 30, 2001.

   4.3    Lockup Agreement with Robert    Incorporated by reference to
          Esecson                         the Company's Annual Report on
                                          Form 10-KSB filed with the
                                          Securities and Exchange
                                          Commission on April 30, 2001.

   4.4    Lockup Agreement with Peter     Incorporated by reference to
          Hoult                           the Company's Annual Report on
                                          Form 10-KSB filed with the
                                          Securities and Exchange
                                          Commission on April 30, 2001.

   4.5    Lockup Agreement with Mark      Incorporated by reference to
          Miziolek                        the Company's Annual Report on
                                          Form 10-KSB filed with the
                                          Securities and Exchange
                                          Commission on April 30, 2001.

 EXHIBIT
   NO.    DESCRIPTION                     LOCATION
   ---    -----------                     --------

   4.6    Lockup Agreement with           Incorporated by reference to
          Patrick Shea                    the Company's Annual Report on
                                          Form 10-KSB filed with the
                                          Securities and Exchange
                                          Commission on April 30, 2001.

  10.1    Consulting Agreement dated      Incorporated by reference to
          as of February 9, 2001          the Company's Annual Report on
          between National Financial      Form 10-KSB filed with the
          Communications Corp. and the    Securities and Exchange
          Company                         Commission on April 30, 2001.

  10.2    Equity Line of Credit           Incorporated by reference to
          Agreement dated as of March     the Company's Annual Report on
          22, 2001 between Cornell        Form 10-KSB filed with the
          Capital Partners, L.P. and      Securities and Exchange
          the Company                     Commission on April 30, 2001.

  10.3    Escrow Agreement dated as of    Incorporated by reference to
          March 22, 2001 among Butler     the Company's Annual Report on
          Gonzalez LLP, First Union       Form 10-KSB filed with the
          National Bank and the Company   Securities and Exchange
                                          Commission on April 30, 2001.

  10.4    Registration Rights             Incorporated by reference to
          Agreement dated as of March     the Company's Annual Report on
          22, 2001 between Cornell        Form 10-KSB filed with the
          Capital Partners LP and the     Securities and Exchange
          Company                         Commission on April 30, 2001.

  10.5    Consulting Services             Incorporated by reference to
          Agreement dated as of March     the Company's Annual Report on
          22, 2001 between Yorkville      Form 10-KSB filed with the
          Advisors Management, LLC and    Securities and Exchange
          the Company                     Commission on April 30, 2001.

  10.6    Management Agreement for        Incorporated by reference to
          Vice President Finance and      the Company's Annual Report on
          Chief Financial Officer         Form 10-KSB filed with the
          dated as of January 1, 2001     Securities and Exchange
          between Mark P. Miziolek and    Commission on April 30, 2001.
          the Company

  10.7    Management Agreement for        Incorporated by reference to
          President and Chief             the Company's Annual Report on
          Executive Officer dated as      Form 10-KSB filed with the
          of January 1, 2001 between      Securities and Exchange
          Sydney Harland and the          Commission on April 30, 2001.
          Company

  10.8    License Agreement dated as      Incorporated by reference to
          of May 20, 1998 between         the Company's Annual Report on
          Sydney Harland and the          Form 10-KSB filed with the
          Company                         Securities and Exchange
                                          Commission on April 30, 2001.

  10.9    Promissory Note dated as of     Incorporated by reference to
          July 31, 2001 in the            the Company's Annual Report on
          original principal amount of    Form 10-KSB filed with the
          $100,000 Canadian Dollars       Securities and Exchange
          given by the Company to         Commission on April 30, 2001.
          Betty Harland

  10.10   Independent Consulting          Incorporated by reference to
          Services Agreement dated as     Exhibit 10.10 to Amendment No.
          of October 18, 2000 between     1 to the Company's Registration
          ARS and LevCap                  Statement on Form SB-2 filed
          Communications Inc.             with the Securities and
                                          Exchange Commission on August
                                          22, 2001.

 EXHIBIT
   NO.    DESCRIPTION                     LOCATION
   ---    -----------                     --------

  10.11   Non-Negotiable Promissory       Incorporated by reference to
          Note dated as of July 20,       Exhibit 10.11 to Amendment No.
          2001 given by the Company to    1 to the Company's Registration
          Cornell Capital Partners,       Statement on Form SB-2 filed
          L.P.                            with the Securities and
                                          Exchange Commission on August
                                          22, 2001.

  10.12   Warrant Agreement dated as      Incorporated by reference to
          of July 20, 2001 between the    Exhibit 10.12 to Amendment No.
          Company and Cornell Capital     1 to the Company's Registration
          Partners, L.P.                  Statement on Form SB-2 filed
                                          with the Securities and
                                          Exchange Commission on August
                                          22, 2001.

  11.1    Statement re: Computation of    Not applicable.
          Per Share Earnings

  21.1    Subsidiaries of the             Provided herewith.
          Registrant







(b)      Reports on Form 8-K.
         -------------------

         On August 13, 2001, ARS filed a Form 8-K disclosing that it had consummated the purchase of T&T Diesel Power Limited, satisfying all terms of the Purchase Agreement and Promissory Note. In completing this transaction, ARS Networks, Incorporated paid in full the promissory note in the amount of $125,000 plus accrued interest and all items under escrow were released.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 19, 2001                ARS NETWORKS, INCORPORATED



                                   By:   /s/ Sidney Harland
                                         ------------------------------------
                                   Name: Sidney Harland
                                         ------------------------------------
                                         President
                                         ------------------------------------