Form 10QSB
period 2001-10-31
ARS NETWORKS INC
filed 2001-12-17
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☑         Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended October 31, 2001

☐         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321

ARS NETWORKS, INCORPORATED
 (Name of Small Business Issuer in Its Charter)

New Hampshire (State or Other Jurisdiction of Incorporation or Organization)	14-1805077 (I.R.S. Employer Identification No.)
100 Walnut Street, Champlain, New York (Address of Principal Executive Offices)	12919 (Zip Code)
(518) 298-2042 (Issuer's Telephone Number, Including Area Code)

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

There were 18,135,373 shares of Common Stock outstanding as of December 11, 2001.

Part I -- Financial Information

Item 1.     Financial Statements

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
($US)
ASSETS
October 31, 2001
CURRENT
Cash	$ 74,534
Accounts receivable	183,621
Due from officer	8,085
Inventories	71,232
Prepaid expenses	8,269
__________
TOTAL CURRENT ASSETS	345,741

OTHER ASSETS
Goodwill, net of amortization of $70,064	345,140
Machinery and equipment, net	13,138
Other	646
__________
$ 704,665
=========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 401,576
Accrued compensation and fees	434,638
Accrued income taxes payable	21,237
Note payable - related party (Note 5)	68,500
Note payable - investor (Note 4)	50,000
Current maturities of long-term debt	2,679
__________
TOTAL CURRENT LIABIILTIES	978,630
__________

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 4)

STOCKHOLDERS' DEFICIT (NOTES 4 AND 5)
Preferred stock, $.0001 par value - 25,000,000 shares authorized; none outstanding	-

Common stock - $.0001 par value - 50,000,000 shares authorized; 16,716,377 outstanding	1,672

Additional paid in capital	3,616,394
Accumulated deficit	(3,892,031)
__________
TOTAL STOCKHOLDERS' DEFICIT	(273,965)
__________
$ 704,665
=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)
	Nine Months Ended October 31, 2000	Nine Months Ended October 31, 2001

SALES	$ 131,795	$ 849,591

COST OF SALES	109,117	700,940
	__________	__________
GROSS PROFIT	22,678	148,651
	__________	__________
OPERATING EXPENSES
Advertising and promotion	67,898	149,108
Professional fees	466,017	462,645
Officers' compensation	522,693	387,156
Development expenses	53,809	96,724
Office compensation	22,309	43,964
Rent and telecommunications	19,367	29,529
Depreciation and amortization	15,274	44,642
Travel	-	40,482
General	5,019	20,407
	__________	__________
TOTAL OPERATING EXPENSES	1,172,386	1,274,657
	__________	__________
OPERATING LOSS	(1,149,708)	(1,126,006)

INTEREST EXPENSE (NOTE 4)	3,766	154,748
	__________	__________
LOSS BEFORE INCOME TAXES	(1,153,474)	(1,280,754)

INCOME TAXES	-	21,000
	__________	__________
NET LOSS	$ (1,153,474)	$ (1,301,754)
	=========	=========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.11)	$ (.10)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING	10,929,248	13,691,914
	=========	=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)
	Three Months Ended October 31, 2000	Three Months Ended October 31, 2001

SALES	$ 131,795	$ 252,427

COST OF SALES	109,117	192,874
	________	__________

GROSS PROFIT	22,678	59,553
	________	__________
EXPENSES
Officers' compensation	45,376	167,844
Professional fees	123,127	112,918
Advertising and promotion	-	1,193
Development expenses and other	17,176	21,144
Rent and telecommunications	6,538	11,492
Office compensation	22,309	20,896
Depreciation and amortization	15,274	14,628
Travel	-	30,902
General	4,061	4,780
	________	__________
TOTAL EXPENSES	233,861	385,797
	________	__________

OPERATING LOSS	(211,183)	(326,244)

INTEREST EXPENSE (NOTE 4)	3,766	127,726
	________	__________
LOSS BEFORE INCOME TAXES	(214,949)	(453,970)

INCOME TAXES	-	11,000
	________	__________
NET LOSS	$ (214,949)	$ (464,970)
	========	=========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.02)	$ (.03)
	========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING	11,165,740	14,225,259
	========	=========

See accompanying notes

ARS NETWORKS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 7)
($US)
	Nine Months Ended October 31, 2000	Nine Months Ended October 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,153,474)	$ (1,301,754)
	__________	__________
Adjustments to reconcile net loss to net cash (used in) operating activities:
Professional fees and officers compensation settled in stock	360,533	348,585
Officers' compensation recognized for modification of stock options	375,922	-
Depreciation and amortization	15,274	44,642
Interest imputed on note payable - investor	-	136,530
Changes in assets and liabilities:
Decrease in accounts receivable	124,161	54,091
(Increase) decrease in inventories	(16,247)	61,716
(Increase) decrease in prepaid expenses	(3,993)	1,436
(Increase) in due from officer	-	(5,765)
(Increase) in other assets	(3,186)	-
Increase in accounts payable and accrued expenses	199,362	287,599
	__________	__________
TOTAL ADJUSTMENTS	1,051,826	928,834
	__________	__________
NET CASH (USED IN) OPERATING ACTIVITIES	(101,648)	(372,920)
	__________	__________
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of T & T Diesel Power, Ltd., net of cash acquired	(92,762)	-
	__________	__________
NET CASH (USED IN) INVESTING ACTIVITIES	(92,762)	-
	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	205,022	391,600
Proceeds from note payable - related party	68,500	-
Proceeds from note payable - investor	-	150,000
Payments of note payable - investor	-	(100,000)
Payment of note payable - former shareholders of T & T Diesel	-	(115,516)
Payments of long-term debt	(1,471)	(3,996)
Repayment of advance from officer	(15,240)	-
	__________	__________
NET CASH PROVIDED BY FINANCING ACTIVITIES	256,811	322,088
	__________	__________
NET INCREASE (DECREASE) IN CASH	62,401	(50,832)
CASH, BEGINNING OF PERIOD	138,579	125,366
	__________	__________
CASH, END OF PERIOD	$ 200,980	$ 74,534
	=========	=========
See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INFORMATION AS OF OCTOBER 31, 2001 AND FOR
THE PERIODS ENDED OCTOBER 31, 2001 AND 2000 IS UNAUDITED
($US)

1.      ORGANIZATION

ARS Networks, Incorporated ("ARS"), incorporated on May 4, 1998 in New Hampshire, was formed to design and develop advanced railway communications and data management systems. ARS's first product under development is Crosslogix™, an advanced warning system for railway level crossings. The Company is devoting most of its efforts to this business line.

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

Earnings Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period. Assumed exercise of options has not been included in the calculation of diluted earnings per share since the effect would be antidilutive. The number of potential common shares excluded from the diluted loss per share calculations, since the effect would be antidilutive, was 3,543,947 and 4,626,497 for the nine months ended October 31, 2000 and 2001, respectively. Accordingly, basic and diluted net loss per share do not differ for any period presented.

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

The acquisition of T & T was accounted for using the purchase method. As of October 31, 2001, the net carrying amount of goodwill is $345,140. Amortization expense during the nine month period ended October 31, 2001 was $41,588. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

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

On July 20, 2001, ARS borrowed $150,000 from the investor. During the three months ended October 31, 2001, ARS repaid $100,000 of the loan, leaving an outstanding balance of $50,000 at October 31, 2001, which was subsequently paid by ARS. The loan accrued interest at an annual rate of 12%. On August 9, 2001, a portion of the proceeds of this were used to satisfy ARS' obligations to the former shareholders of T&T. As such, the 200,000 shares held in escrow for the benefit of the former shareholders of T&T Diesel have been released, as ARS satisfied all conditions to such release. In connection with the loan, ARS issued warrants to purchase 333,000 shares of ARS' common stock at an exercise price of $0.50 per share. The warrants were assigned a value of $136,530 which was recorded as a discount on the related note payable to the investor. The discount was amortized over the term of the note payable (90 days) to interest expense. Such amortization included in interest expense amounted to $119,843 and $136,530 for the three months and nine months ended October 31, 2001, respectively. The president of the company has personally guaranteed the loan and has pledged 3,000,000 shares of common stock to the lender as security for the loan. Unless more money becomes available under the Equity Line of Credit, ARS will need to raise additional capital to satisfy this loan. Such capital, if available at all, would likely come from the sale of securities in private transactions. ARS does not have any commitments for such capital at this time.

5.  RELATED PARTY TRANSACTIONS

The note payable - related party of $68,500 bears interest at 8.5% per annum, and is due on demand.

On April 10, 2001, the Board of Directors authorized the issuance of stock options for 750,000 shares to members of the Board of Directors. The exercise price is $0.50 based on the closing price of the Company's stock on the date of issuance of the options.

On October 25, 2001, the Company issued 800,600 shares to certain officers and directors of the Company which was recorded as compensation.

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

Nine Months Ended October 31, 2001	ARS	T&T	Goodwill	Total

Sales	$ -	$ 849,591	$ -	$ 849,591
Segment income (loss)	(1,296,480)	36,314	(41,588)	(1,301,754)
Total assets	46,302	313,223	345,140	704,665

Nine Months Ended October 31, 2000	ARS	T&T	Goodwill	Total

Sales	$ -	$ 131,795	$ -	$ 131,795
Segment income (loss)	(1,115,920)	(23,576)	(13,978)	(1,153,474)
Total assets	72,296	310,309	398,514	781,119

7.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities consist of the following:

	Nine Months Ended October 31, 2000	Nine Months Ended October 31, 2001

Common stock issued to settle accounts payable (346,000 common shares)	$ -	$ 93,041
	=======	=======
200,000 shares of common stock issued to former shareholders of T&T	$ 200,000	$ -
	=======	=======
Notes payable issued to former shareholders of T&T	$ 115,516	$ -
	=======	=======

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

            Since the end of our last fiscal year, ARS has been successful in raising approximately $512,000 through December 13, 2001 from the sale of $300,000 of common stock under ARS' Equity Line of Credit and a $150,000 loan. Under the Equity Line of Credit, ARS may sell to Cornell Capital Partners up to $5.0 million of common stock over the two-year period following the effective date of a registration statement relating to the sale of the common stock purchased by Cornell Capital Partners under the Equity Line of Credit. On July 20, 2001, ARS borrowed $150,000 from Cornell Capital Partners. Subsequently, this loan was repaid.

Results of Operations

Nine Months Ended October 31, 2001 Compared To Nine Months Ended October 31, 2000

            Sales. ARS had sales of $849,591 and $131,795 in the nine months ended October 31, 2001 and 2000, respectively. All of these sales relate to ARS' wholly owned subsidiary, T&T Diesel Power, Ltd. ARS acquired T&T Diesel on July 31, 2000. As a result, ARS' results of operations for the corresponding period in the prior year only included three month of T&T Diesel's results of operations. This accounts for the increase in sales for the nine months ended October 31, 2001 compared to the comparable period in the prior year.

            Cost of Sales. ARS had cost of sales of $700,940, or 83% of sales, for the nine months ended October 31, 2001 compared to $109,117, or 83% of sales, in the corresponding period in the prior year. Such cost of sales relate to the sale of products from our wholly owned subsidiary, T&T Diesel.

            Total Operating Expenses. ARS' total operating expenses increased $102,271, or 9% of sales, from $1,172,386 in the nine months ended October 31, 2000 to $1,274,657 in the comparable period in the current period. The increase in operating expenses is due to increases in advertising and promotional, development, office rent and telecommunications, travel expense and interest expense. The increase was partially offset by a decrease in officers' compensation recognized for the extension of the expiration date of stock options issued to certain officers in the amount of $375,922 in the prior period.

            Net Loss. ARS had a net loss of $1,301,754, or $0.10 per share, in the nine months ended October 31, 2001 compared to a net loss of $1,153,474, or $0.11 per share, in the comparable period in the prior year. This increase in net loss is primarily due to the increase in operating expenses.

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

The prime focus of ARS' Crosslogix ™ private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix™, an integrated service information system, the foundation of the ARS wireless private network.

ARS' objective is to build and design state of the art communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry.

The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS on its integrated service information system. ARS' Crosslogix™ technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS' system adds considerable value for the railways and yet is relatively inexpensive to implement. ARS' development effort with respect to the Crosslogix™ technology consists of:

  Completion of the Battelle Research vital system audit of the crossing control feature. Phase one of the audit was completed in November 2001 with positive results and recommendations. Phase 2 is now under way and is anticipated to be completed in the second quarter of 2002.

  Creation of the wide area network application in parallel to the completion of the Battelle audit. The wide area network application will be used to collect data from the deployed crossing control product and distribute it to users.

  Creating the software to interface the crossing control feature to be used in connection with other commercially available applications such as:

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

    Wide area networking. ARS Crosslogix™ technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where there are currently no communication systems in place.

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

            Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad (CPR) has cooperated in the installation of the ARS Advance Crossing System application on its main line in Mississauga, Ontario, Canada. ARS has entered into a contract with Battelle Organization to conduct an independent audit of the system. Once the audit is completed, ARS expects the system to meet Federal Railway Administration specifications. The first phase of this audit has been completed with the second phase is expected to be completed by the end of the second quarter in 2002. CN Rail shares signaling information and test results with CPR under an agreement signed by both railways March 26, 1998. In ARS management's opinion both Canadian railways and their U.S. subsidiaries' railroads will agree to put the system through their own internal audit procedures, which will take 3 to 6 months. ARS intends to offer to sell/lease/rent crossing systems to each of its customers on a money back guarantee basis in an effort to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways may lead to opportunities for installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS' technology. The Surface Transportation Board (STB) defines Class I railroads as those with an average annual operating revenue of $256.4 million or more; Class II railroads are those with average operating revenues between $20.5 million and $256.4 million; and Class III railroads are those with average operating revenues of less than $20.5 million.

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

            As discussed above, in March 2001, ARS entered into the Equity Line of Credit with Cornell Capital Partners, L.P. To date, ARS has raised gross proceeds of $300,000 under the Equity Line of Credit. ARS believes that this Equity Line of Credit will provide it with sufficient capital to fund at least one-half of its operations for the next twelve months. This belief is based on the assumption that the Equity Line of Credit will provide ARS with approximately $20,000 per month. ARS is permitted to make an advance every eleven trading days and therefore ARS expects to have access to two advances per month or approximately $20,000. As such, ARS believes the Equity Line of Credit will be sufficient to fund approximately one-half of its operations, although over time ARS expects its average trading volume to increase due to the trading volume created by prior advances under the Equity Line of Credit. During this time, ARS will need additional capital to fund its operations. A discussion of the terms of the loan with Cornell Capital Partners is contained below. Thereafter, such funding would come from sales of ARS' products, increased availability under the Equity Line of Credit or the sale of securities in private transactions.

            In March 2001, ARS entered into the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under the equity line, Cornell Capital Partners is committed to purchase up to $5,000,000 of ARS' common stock over the course of 24 months from the effective date of ARS's registration statement registering the sale of the shares by Cornell Capital Partners. Under the equity line, ARS may request an advance by Cornell Capital Partners. The number of shares of common stock that Cornell Capital Partners shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount shall be equal to 150% of the average daily volume of ARS' common stock multiplied by the purchase price. The average daily volume shall be computed by using the forty trading days prior to the advance notice date. The advance notice date is the date Cornell Capital Partners receives a written notice from ARS requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

            There will be a minimum of eleven trading days between advance notice dates. The Company has the right to withdraw that portion of an advance that does not meet the minimum acceptable price. The minimum acceptable price is defined as 75% of the lowest closing bid price of ARS' common stock for the fifteen trading days prior to a relevant advance notice date.

             Upon each advance date, ARS will pay to Yorkville Advisors Management, LLC an amount equal to 8.4% of the amount of the advance. Upon the execution of the equity line, ARS issued 450,000 restricted shares of ARS' common stock to Yorkville Advisors Management which were reflected as a cost of raising capital and recorded at par in the accompanying financial statements. Such restricted shares have demand and "piggyback" registration rights.

            On July 20, 2001, ARS borrowed $150,000 from Cornell Capital Partners, L.P. During the three months ended October 31, 2001, ARS repaid $100,000 of the loan, leaving an outstanding balance of $50,000 at October 31, 2001, which was subsequently paid by ARS. The loan accrued interest at an annual rate of 12%. A portion of the proceeds of this loan have been used to satisfy ARS' obligations to the former shareholders of T&T Diesel Power. As such, the 200,000 shares held in escrow for the benefit of the former shareholders of T&T Diesel have been released, as ARS satisfied all conditions to such release. These shares are saleable under Rule 144, which all parties agreed satisfied the conditions of the escrow. ARS granted the lender, Cornell Capital Partners, warrants to purchase 333,000 shares of ARS' common stock at an exercise price of $0.50 per share.

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

            ARS' consolidated financial statements include the operations of T&T Diesel from July 31, 2000, the date of acquisition. As described above in the "Results of Operations" section, all of our sales, cost of sales and gross profit for the nine months ended October 31, 2001 relate to T&T diesel. Please see "Results of Operations" for a detailed description of the effect that T&T Diesel had on ARS' financial statements.

Change in Directors

            On October 15, 2001 Patrick Shea who has been a director of ARS since 1998, resigned from the Board of Directors because other business interests were limiting his availability to ARS. As ARS had one vacant Board seat prior to Mr. Shea's resignation, the Board appointed two new directors on October 15, 2001. Dale F. Sisel and Senator Michael J.L. Kirby accepted appointments to the ARS' Board bringing the number of Directors to six.

            Mr. Sisel spent the better part of his professional career with R.J. Reynolds Tobacco International, advancing through a series of successively more senior positions to President and CEO, retiring in 1995. He is currently a principal in Madison Investments LLC, a property development and management firm. He is a member (former Chairman) of the Board of Visitors of the Babcock Graduate School of Management at Wake Forest University. Mr. Sisel served as an officer in the U.S. Air Force and attended the University of Texas (Arlington), graduating in 1969 with an undergraduate degree in Business and a Master of Arts degree in Economics.

            Senator Kirby was appointed to the Canadian Senate in 1994 and is currently the Chairman of the Standing Senate Committee on Social Affairs, Science and Technology. He also serves as a member of the Board of Directors of several companies. Prior to first entering government in 1970, Senator Kirby was a professor in the Schools of Business Administration and Public Administration at Dalhousie University. He was also a faculty member at the Business Schools of the University of Chicago and the University of Kent, in England. He has served in various Provincial and Federal government capacities throughout his career and has held senior executive positions in private industry including Senior Corporate Vice-President of Canadian National Railway and Vice-President of Goldfarb Consultants, an international market research firm headquartered in Toronto.

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

            Our previous business combination was accounted for using the purchase method. As of October 31, 2001, the net carrying amount of goodwill is $345,140. Amortization expense during the nine month period ended October 31, 2001 was $41,588. Currently, we are assessing but have not yet determined how the adoption of SFAS 141 and SFAS 142 will impact our financial position and results of operations.

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

Item 2.             Changes in Securities and Use of Proceeds.

(a),  (b) and (d). None.

(c)         Sale of Unregistered Securities.

            In November 2001, ARS sold 10,000 shares for consideration of $1,710.

            In October 2001, ARS sold 213,675 shares for $0.117 per share for aggregate proceeds of $25,000. Also in October 2001, ARS issued 135,000 shares of common stock for future services, all of which are subject to vesting schedules. In addition, ARS issued 800,600 shares of common stock to officers and directors as a bonus. These shares were valued at $80,060.

            In August 2001, ARS issued 48,049 of common stock for services valued at $40,000 in aggregate.

            In June 2001, ARS issued 135,000 shares of common stock for future services. Of the total number of shares issued for services, 111,000 shares are subject to vesting schedules. If these services are terminated, then any unvested shares will be forfeited. The 24,000 shares of common stock that have vested had a value of $5,923.

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

            In March 2001, ARS sold 2,500 shares of common stock for $1.12 per share, or aggregate consideration of $2,800. Also in March 2001, ARS issued 54,330 shares of common stock for services valued at $57,726. ARS issued 140,000 shares of common stock to National Financial Communications Corp. for services valued at $131,250. ARS also issued 450,000 shares of common stock to Yorkville Advisors Management, LLC for services value at $365,625 in connection with the Equity Line of Credit.

            Also in March 2001, ARS entered into the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. To date, ARS received gross proceeds of $300,000 under the Equity Line of Credit upon the issuance of 2,780,617. Under the equity line, Cornell Capital Partners is committed to purchase up to $5,000,000 of ARS' common stock over the course of 24 months from the effective date of ARS's registration statement registering the sale of the shares by Cornell Capital Partners. Under the equity line, ARS may request an advance by Cornell Capital Partners. The number of shares of common stock that Cornell Capital Partners shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount shall be equal to 150% of the average daily volume of ARS' common stock multiplied by the purchase price. The average daily volume shall be computed by using the forty trading days prior to the advance notice date. The advance notice date is the date Cornell Capital Partners receives a written notice from ARS requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

            There will be a minimum of eleven trading days between advance notice dates. The Company has the right to withdraw that portion of an advance that does not meet the minimum acceptable price. The minimum acceptable price is defined as 75% of the lowest closing bid price of ARS' common stock for the fifteen trading days prior to a relevant advance notice date.

             Upon each advance date, ARS will pay to Yorkville Advisors Management, LLC an amount equal to 8.4% of the amount of the advance. Upon the execution of the equity line, ARS issued 450,000 restricted shares of ARS' common stock to Yorkville Advisors Management that were reflected as a cost of raising capital and recorded at par in the accompanying financial statements. Such restricted shares have demand and "piggyback" registration rights.

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

Item 3.             Defaults upon Senior Securities.

         None.

Item 4.             Submission of Matters to a Vote of Security Holders.

         None.

Item 5.             Other Information.

        None.

Item 6.             Exhibits and Reports on Form 8-K.

         (a)           Exhibits.
Exhibit No.	Description	Location
2.1	Share Purchase Agreement dated as of July 31, 2000 among the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
2.2	Escrow Agreement dated as of July 31, 2000 among the Pallet Valo, the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
2.3	Promissory Note dated as of July 31, 2000 given by the Company to the former shareholders of T & T Diesel Power, Ltd.	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
3.1	Certificate of Incorporation	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
3.3	Bylaws	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
4.1	Lockup Agreement with Sydney Harland	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
4.2	Lockup Agreement with Donald Hathaway	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
4.3	Lockup Agreement with Robert Esecson	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
4.4	Lockup Agreement with Peter Hoult	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.

Exhibit No.	Description	Location
4.5	Lockup Agreement with Mark Miziolek	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
4.6	Lockup Agreement with Patrick Shea	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.1	Consulting Agreement dated as of February 9, 2001 between National Financial Communications Corp. and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.2	Equity Line of Credit Agreement dated as of March 22, 2001 between Cornell Capital Partners, L.P. and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.3	Escrow Agreement dated as of March 22, 2001 among Butler Gonzalez LLP, First Union National Bank and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.4	Registration Rights Agreement dated as of March 22, 2001 between Cornell Capital Partners LP and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.5	Consulting Services Agreement dated as of March 22, 2001 between Yorkville Advisors Management, LLC and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.6	Management Agreement for Vice President Finance and Chief Financial Officer dated as of January 1, 2001 between Mark P. Miziolek and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.7	Management Agreement for President and Chief Executive Officer dated as of January 1, 2001 between Sydney Harland and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.8	License Agreement dated as of May 20, 1998 between Sydney Harland and the Company	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.
10.9	Promissory Note dated as of July 31, 2001 in the original principal amount of $100,000 Canadian Dollars given by the Company to Betty Harland	Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 30, 2001.

Exhibit No.	Description	Location
10.10	Independent Consulting Services Agreement dated as of October 18, 2000 between ARS and LevCap Communications Inc.	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 22, 2001.
10.11	Non-Negotiable Promissory Note dated as of July 20, 2001 given by the Company to Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 22, 2001.
10.12	Warrant Agreement dated as of July 20, 2001 between the Company and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on August 22, 2001.
11.1	Statement re: Computation of Per Share Earnings	Not applicable.
21.1	Subsidiaries of the Registrant	Provided herewith.

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

December 17, 2001	ARS NETWORKS, INCORPORATED

By: /s/ Sydney Harland
Name: Sydney Harland
Title: President