Form 10KSB
period 2002-01-31
ARS NETWORKS INC
filed 2002-05-16
CIK 1081856

19

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB

                     Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended JANUARY 31, 2002

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

                         Common Stock, $.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X ] No: [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [_x]

The Issuer's revenue for the fiscal year ended January 31, 2002 was $968,282.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of April 24, 2002. The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $1,908,511as of April 24, 2002.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date:

                   Class            Outstanding as of  April 24, 2002
                   Common Stock     20,420,874

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

BUSINESS OF ISSUER
     The focus of ARS's private wireless network (called CrosslogixTM) is management of railway traffic, control and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system can support numerous applications in real time data collection, processing, monitoring and information analysis. The system has evolved into an integrated service information system that is the foundation of the ARS wireless private network.
Railway signaling and control systems are used to provide advance warning of oncoming trains and maintain adequate separation between trains on the same track and in switching areas where tracks cross or merge. They also facilitate train movements under centralized dispatcher control, classify freight cars, and provide warning systems for rail and highway grade crossings.
The  ARS  Service  Information  System  is  composed  of  five  modules:
-     Web  Sensors  -  that  perform  the  wheel  sensing  functions;
- Rail Sensor Processors - to control and process the signals from the sensors and interface to the communications system;
- Digital Communications Sub-System - that may be a data radio, dedicated wire lines or multi-drop system;
- Application (Crossing) Processor - to collect and interpret sensor data from Remote Sensor Processors and perform the specific application functions;
      and
- Optional PC based Diagnostics and Monitoring System - to maintain, monitor and analyze the application system.

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

ARS's product development and growth strategy position the company in the data communications business. During 2001, this expanded architecture was so well-received by the market that it became clear that our ultimate business would comprise four separate but interdependent cornerstones:

-     CROSSLOGIX (the railroad crossing entry product and node upgrade)
- NETWORK (the technical expansion of the system to provide monitoring data for many other functions in addition to crossing control, in real time)
-     DATA COLLECTION AND SUPPLY to customers and
-     DATA  PROCESSING/INFORMATION  MANAGEMENT

     ARS has completed the design, technical development, and laboratory testing of the Advanced Warning System and is currently undergoing a comprehensive technical and safety audit in the fall of 2001. Currently, Phase II, the final phase of the system safety vital audit, is under way and is expected to be complete by Q3 2002, when we will begin the marketing of our technology. We are participating in on-going talks with three major railways that have indicated that they will purchase ARS technology once the third-party vital system audit is completed.

     Despite growing public pressure, potential civil penalties, and the threat of government imposed penalties, there are still over 250,000 inadequately protected passive and private crossings in North America. Passive crossings are those which typically do not have warning lights or active mechanical arms or other devices to warn of pending rail traffic. Private crossings are those on private property, often with extremely low vehicular traffic, and have at most signs warning oncoming traffic that a rail crossing exists. These crossings remain unprotected as a result of the extremely high cost of installing and maintaining available crossing systems. While the railways would like to provide warning systems at every crossing, the expense (estimated at $39 billion) of doing so is beyond their means in a competitive transportation industry. Substantial government subsidies are available, but they do not come close to covering the cost of installing so many crossing systems. On the tracks operated by Class 1 railways there are 205,000 passive and/or private crossings in the United States and 45,000 in Canada. Based on an average cost per crossing of U.S. $40,000 plus installation, the 250,000 passive crossings indicate a potential market of $10 billion for the ARS basic system. This estimate excludes the approximately 80,000 public crossings in the United States and 15,000 in Canada which have some form of active warning system in place, as well as the crossings for the approximately 60 transit or passenger railways across North America. (Source: Operation Lifesaver)

The Company believes that there is a strong market for a crossing advance control system which is substantially less expensive (less than 50 percent) than the presently available systems from the four major suppliers. This price advantage, combined with the technical advantages described earlier, in management's opinion, provides a substantial market opportunity. The Company does not believe that traditional customers will readily abandon existing systems due to the high costs associated with removing already installed systems and replacing them with new ARS systems. Therefore, the Company intends to focus its marketing efforts on educating the public and traditional customers, emphasizing the benefits of ARS's technology and addressing the potential of providing level crossing protection at the 250,000 passive, private and public railway crossings that do not have automated protection systems at this time. The ARS Crosslogix network provides the railways with the tools to be competitive in today's transportation markets. ARS's vision is to provide a strategically placed network comprising 4,183 railway crossings up-graded to multi-functional information nodes. Located at 50-mile intervals along the railways' 151,646 miles of mainline track and at the entrance and exits of the 550 short line railways that feed the mainline. Crosslogix meets the most critical challenge facing the railway industry in the new millennium. This challenge will be the integration of individual railway operator's information to create a seamless information security and safety management network to serve rail shippers and ensure public safety.

PLAN  OF  OPERATION

ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history. In July 2000, ARS completed the purchase of T&T Diesel Power, Ltd., which has been in business for 20 years. In spite of this acquisition, ARS faces significant obstacles with regard to customer acceptance of ARS' products.

The prime focus of ARS' Crosslogix private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix , an integrated service information system, the foundation of the ARS wireless private network. ARS' objective is to build and design state of the art communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry. The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS on its integrated service information system. ARS' Crosslogix technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS' system adds considerable value for the railways and yet is relatively inexpensive to implement. ARS' development effort with respect to the Crosslogix technology consists of:
- Completion of the third party vital system audit of the crossing control feature. Phase 1 of the audit was completed in November 2001 with positive results and recommendations. Phase 2 is now under way and a preliminary phase 2 report has been received from the third party auditor. This report indicates that ARS has advanced substantially since phase 1. As a result, ARS expects that the system should receive certification by Q3 2002.
- Creation of the wide area network application in parallel to the completion of the vital system audit. The wide area network application will be used to collect data from the deployed crossing control product and distribute it to users.
- Creating the software to interface the crossing control feature to be used in connection with other commercially available applications such as:
- Hotbox detector. This is a non-contact temperature measurement system, which we will integrate as an application onto our information network. These sensors on the track will allow the bearing journal temperatures to be accurately monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.
- Flat wheel detector. A vibration impact sensor can be used to detect wheels with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail occurs.
- Wide area networking. ARS Crosslogix technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where there are currently no communication systems in place.
- Hazardous Materials Monitoring. Constant monitoring of tank cars or other vessels transporting hazardous materials (e.g., measures of temperature, pressure, evaporation, volatility, decomposition, and so forth).
- Inter-modal Reefer Monitoring Systems. This is a wireless monitoring application for refrigerated railway cars (Reefers), which communicate with each ARS service information system via wireless radio. This allows the Reefers to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

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

Sales to four customers in the year ended January 31, 2002 were approximately 70% of total sales. At January 31, 2002, accounts receivable from these major customers represented approximately 39% of total accounts receivable. Sales to one customer in the year ended January 31, 2001 were approximately 71% of total sales. At January 31, 2001, accounts receivable from this major customer represented approximately 98% of total accounts receivable.

T&T's core customer base includes large equipment rental companies, telecommunications companies, the film industry, construction and other manufacturing companies. There are several competitors to T&T ranging from large international suppliers to smaller independent companies.

The Company believes there is opportunity to expand its revenue base and increase profitability. To this end, T&T has contracted with an experienced salesman with a track record of success in the diesel power industry. Management expects that this additional salesman will identify new customers and market opportunities that will enhance revenue and profit of the company. The company is also seeking to expand the service portion of the business and as such is working with a major customer on a service program which includes refurbishing equipment at periodic intervals.

INDUSTRY

There are four major suppliers of railway crossing systems, all of which are well connected with the railway industry and government, and control collectively 80% to 90% of the market today. However, the crossings systems offered by these competitors remain deeply rooted in traditional technology developed as far back as 1890. Most train control and crossing systems currently in use are based on principals developed in the last century, such as insulated joints. The railways have continued to use traditional approaches because, in the Company's opinion, there has never been a reliable and cost effective alternative. ARS believes its approach will be successful because railways, their employees and the population in general are more educated and comfortable with the use of today's modern computer technology. ARS uses modern day secure wireless communications and computer technology as the basis for its level crossing system and the growth of its system approach to support the railways' need to develop a safer, more efficient railway safety and communications system. The competitors are:
-     Safetran  Systems  Corporation,  Minneapolis,  MN.
-     General Railway Signal Corporation, Rochester, NY.
-     United  Switch  &  Signal  Inc.,  Columbia,  SC.
-     Harmon  Industries  Inc.,  Blue  Springs,  MO.

EMPLOYEES

     The Company currently has seven employees, of which two are full-time. The Company expects to hire one additional employee in the current fiscal year.

RESEARCH AND DEVELOPMENT

     In the years ended January 31, 2002 and 2001, the Company estimates that it spent $190,000 and $90,000, respectively, on research and development.

INTELLECTUAL PROPERTY

     ARS has patent protection, under a license agreement, for an Automated Railway Crossing. The patent was granted in June 2001. The Company is in negotiations to license a second patent filed on April 6, 2001 for an Automated Railway Monitoring System.

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

REPORTS TO SECURITY HOLDERS

     ARS is a reporting company with the Securities and Exchange Commission. ARS's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ARSN.".

The public may read and copy all materials filed with the Securities and Exchange Commission at the Public Reference Room at 450 Fifth St., N.W., Washington, D.C., 20549 or may obtain a information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330, and the SEC maintains an internet site that contains the reports, proxy and information statements , and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The company files electronically and its internet address is arnetworks.com.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases space for its corporate offices at the following address:

ARS Networks, Incorporated
100 Walnut Street
Champlain, New York 12919
Tel:  (518) 298- 2042
Fax:  (518) 298-2813


The Company also leases office space at

ARS Networks, Incorporated
21 Armstrong Avenue
Georgetown, Ontario
L7G 4S1
Tel: (905) 702-9967

The Company's wholly-owned subsidiary, T & T, leases space located at the following address:

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

ITEM 3.  LEGAL PROCEEDINGS

     ARS has commenced litigation against certain individuals ("the respondents"). The case involves a claim by ARS for shares issued in error to the respondents. The shares were to be issued upon the completion of certain consulting work to be performed by the respondents. ARS claims that by not completing the work, the respondents breached the contract. The respondents claim that there is no breach of contract and that the shares have been earned. The respondents claimed damages of an unknown amount. ARS intends to vigorously pursue its position in this matter, and management believes that it will be resolved without a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security-holders through the solicitation of proxies or otherwise during the three months ended January 31, 2002.

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



                                       Price Per Share
                                       ----------------
                                       High         Low
                                       -----------  -----
  February 1, 2000 - March 31, 2000 .  $      5.75  $1.50
  April 1, 2000 - June 30, 2000 . . .  $      3.75  $0.97
  July 1, 2000 - September 30, 2000 .  $      1.34  $0.56
  October 1, 2000 - December 31, 2000  $      0.69  $0.22
  January 1, 2001 - March 31, 2001. .  $      1.47  $0.25
  April 1, 2001 - June 30, 2001 . . .  $      1.05  $0.45
  July 1, 2001 - September 30, 2001 .  $      1.10  $0.30
  October 1, 2001 - December 31, 2001  $      0.46  $0.09
  January 1, 2002 - March 31, 2002. .  $      0.24  $0.09
  April 1, 2002 - April 30, 2002. . .  $      0.19  $0.10



   The above prices were obtained from Nasdaq Inc. The quotations represent inter dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. As of April 24, 2002, the Company believes there were approximately 125 holders of record of the Company's common stock.

The Directors may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law. To date, no dividends have been declared or paid by the Company.

RECENT SALES OF UNREGISTERED SECURITIES

     In April 2002, the Company issued 59,460 shares to consultants as the final payment for services valued at $8,300.

In March 2002, ARS issued 107,080 shares for services valued at 21,400. In February 2002, ARS issued 150,000 shares to two consultants to the company as additional compensation valued at $22,500 for their services. Also in February, the Company issued 25,000 shares valued at $3,250 to Betty Harland, a related party, as partial consideration for her promissory note. ARS also sold 92,593 shares for gross proceeds of $10,000.

In January 2002, the Company issued 1,020,000 shares for services valued at $142,600.

In December 2001, ARS sold 75,000 shares for gross proceeds of $7,500. Also in December, the Company issued 125,000 shares for services valued at $12,500. In November 2001, ARS sold 10,000 shares for consideration of $1,710. In October 2001, ARS sold 235,043 shares for $0.117 per share for aggregate proceeds of $27,500. Also in October 2001, ARS issued 135,000 shares of common stock for future services, all of which are subject to vesting schedules. In addition, ARS issued 800,600 shares of common stock to officers and directors as a bonus. These shares were valued at $80,060.

In August 2001, ARS issued 48,049 of common stock for services valued at $40,000 in aggregate.

     In June 2001, ARS issued 135,000 shares of common stock for future services. Of the total number of shares issued for services, 65,000 shares are subject to vesting schedules. If these services are terminated, then any unvested shares will be forfeited. The 70,000 shares of common stock that have vested had a value of $9,500.

          In May 2001, ARS sold 50,000 shares of common stock for $0.77 per share or aggregate consideration of $38,500. Also in May 2001, ARS issued 270,740 shares of common stock for future services. Of the total number of shares issued for services, 191,740 shares are subject to vesting schedules. If these services are terminated, then any unvested shares will be forfeited. The 79,000 shares that had vested have a value of $68,000. ARS also issued 5,000 shares of common stock for services valued at $4,250 in May, 2001.

In April 2001, ARS sold 200,000 shares of common stock for $0.60 per share or aggregate consideration of $120,000. Also in April 2001, ARS issued 23,303 shares of common stock for services valued at $20,000. ARS also issued 12,000 shares of common stock for services valued at $4,438.

          In March 2001, ARS entered into the Equity Line of Credit Agreement with Cornell Capital Partners, L.P. To date, ARS received gross proceeds of $300,000 ($270,000 net proceeds) under the Equity Line of Credit upon the issuance of 2,780,617 common shares. Under the equity line, Cornell Capital Partners is committed to purchase up to $5,000,000 of ARS' common stock over the course of 24 months from the effective date of ARS's registration statement registering the sale of the shares by Cornell Capital Partners. Under the equity line, ARS may request an advance by Cornell Capital Partners. The number of shares of common stock that Cornell Capital Partners shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount shall be equal to 150% of the average daily volume of ARS' common stock multiplied by the purchase price. The average daily volume shall be computed by using the forty trading days prior to the advance notice date. The advance notice date is the date Cornell Capital Partners receives a written notice from ARS requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date. The foregoing description of the Equity Line of Credit is qualified in its entirety by the terms of the agreements set forth in exhibit 10 hereto.

     There will be a minimum of eleven trading days between advance notice dates. The Company has the right to withdraw that portion of an advance that does not meet the minimum acceptable price. The minimum acceptable price is defined as 75% of the lowest closing bid price of ARS' common stock for the fifteen trading days prior to a relevant advance notice date.

     Upon each advance date, ARS will pay to Yorkville Advisors Management, LLC an amount equal to 8.4% of the amount of the advance. Upon the execution of the equity line, ARS issued 450,000 restricted shares of ARS' common stock to Yorkville Advisors Management that were reflected as a cost of raising capital and recorded at par in the accompanying financial statements. Such restricted shares as well as the shares under the Equity Line have demand and "piggyback" registration rights.

 Also in March 2001, the Company sold 2,500 shares of common stock for $1.12 per share, or aggregate consideration of $2,800. The Company issued 45,000 shares of common stock for services valued at $47,813. The Company issued 140,000 shares of common stock to National Financial Communications Corp. for services valued at $131,250.

     In February 2001, ARS sold 22,000 shares of common stock for $1.15 per share, or aggregate consideration of $25,300. ARS also issued 41,300 shares of common stock to settle accounts payable of $10,325. Also in February 2001, ARS issued 152,700 shares of common stock in lieu of management compensation valued at $33,400.

     During the year ended January 31, 2001, the company sold 430,000 shares of common stock at prices ranging from $.25 per share to $1.50 per share for aggregate consideration of $259,705.

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

In July 2000, the Company issued 200,000 shares of common stock to the former shareholders of T & T in connection with the Company's acquisition of T & T. These shares were valued at $200,000 and were redeemable. See "Purchase of T & T Diesel Power, Ltd."

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

In April, 1999, the Company issued 250,000 common shares under stock options exercised by certain consultants to the company for $25.
With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding our company so as to make an informed investment decision. More specifically, the Company had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company's common stock.

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

     Since January 31, 2001, ARS has been successful in raising capital of approximately $522,000 in aggregate through April 30, 2002 including gross proceeds from the sale of $300,000 ($270,000 net) of common stock under ARS' Equity Line of Credit and other sources. Under the Equity Line of Credit, ARS may sell to Cornell Capital Partners up to $5.0 million of common stock over the two-year period following commencing on the earlier of (I) the effective date of a registration statement relating to the sale of the common stock purchased by Cornell Capital Partners under the Equity Line of Credit or (ii) as agreed upon in writing. On July 20, 2001, ARS borrowed $150,000 from Cornell Capital Partners. This loan was fully repaid in December 2001.

RESULTS  OF  OPERATIONS  ADD  DISCUSSION  RE  T&T
TWELVE MONTHS ENDED JANUARY 31, 2002 COMPARED TO TWELVE MONTHS ENDED JANUARY 31, 2001

          Sales. ARS had sales of $968,282and $562,304in the twelve months ended January 31, 2002 and 2001, respectively. All of these sales relate to ARS' wholly owned subsidiary, T&T Diesel Power, Ltd. ARS acquired T&T Diesel on July 31, 2000 (see financial statements attached). As a result, ARS' results of operations for the corresponding period in the prior year only included six months of T&T Diesel's results of operations. This accounts for the increase in sales for the twelve months ended January 31, 2002 compared to the comparable period in the prior year.

     Cost of Sales. ARS had cost of sales of $805,837, or 83% of sales, for the twelve months ended January 31, 2002 compared to $411,289, or 73% of sales, in the corresponding period in the prior year. Such cost of sales relate to the sale of products from our wholly owned subsidiary, T&T Diesel.

     Total Operating Expenses. ARS' total operating expenses increased $350,000, or 36% of sales, from $1,493,882in the twelve months ended January 31, 2001 to $1,843,923 in the comparable period in the current period. The increase in operating expenses is due to increases in advertising and promotional, development, office rent and telecommunications, travel expense and interest expense.

Net Loss. ARS had a net loss of $1,681,478, or $$0.11per share, in the twelve months ended January 31, 2002 compared to a net loss of $1,359,867, or $0.12 per share, in the comparable period in the prior year. This increase in net loss is primarily due to the increase in operating expenses and reduced margins at T&T Diesel Power.

The prime focus of ARS' Crosslogix private wireless network is management of railway traffic and public safety. While the ARS system and its component parts were developed to improve safety at rail crossings, the ARS system supports many applications in real time data collection, processing, monitoring and information analysis. The system has evolved into Crosslogix , an integrated service information system, the foundation of the ARS wireless private network. ARS' objective is to build and design state of the art communications systems that meet customer demands, that are cost competitive, and that are capable of standing up to the tough conditions of continuous use in the railway industry. The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS on its integrated service information system. ARS' Crosslogix technology provides a portal for the integration of an extensive family of wayside warning and wayside to train communications applications. The ability to integrate other applications to ARS' system adds considerable value for the railways and yet is relatively inexpensive to implement. ARS' development effort with respect to the Crosslogix technology consists of:

- Completion of the third party vital system audit of the crossing control feature. Phase 1 of the audit was completed in November 2001 with positive results and recommendations. Phase 2 is now under way and a preliminary phase 2 report has been received from the third party auditor. This report indicates that ARS has advanced substantially since phase 1. As a result, ARS expects that the system should receive certification by Q3 2002.
- Creation of the wide area network application in parallel to the completion of the vital system audit. The wide area network application will be used to collect data from the deployed crossing control product and distribute it to users.
- Creating the software to interface the crossing control feature to be used in connection with other commercially available applications such as:
- Hotbox detector. This is a non-contact temperature measurement system, which we will integrate as an application onto our information network. These sensors on the track will allow the bearing journal temperatures to be accurately monitored as the train rolls by at high speed. This is a major safety issue for the railway since the detection of a hot bearing can prevent a derailment.
- Flat wheel detector. A vibration impact sensor can be used to detect wheels with flat spots. The detection of flat spots will allow the offending cars to be decommissioned and repaired before additional damage to the rail occurs.
- Wide area networking. ARS Crosslogix technology can be linked together to provide a higher speed communications capability to monitor locomotive and work equipment in dark territories. Dark territories are sections of railway track where there are currently no communication systems in place.
- Hazardous Materials Monitoring. Constant monitoring of tank cars or other vessels transporting hazardous materials (e.g., measures of temperature, pressure, evaporation, volatility, decomposition, and so forth).
- Inter-modal Reefer Monitoring Systems. This is a wireless monitoring application for refrigerated railway cars (Reefers), which communicate with each ARS service information system via wireless radio. This allows the Reefers to report such things as cooling temperature, fuel levels and the condition of the engine generators that run the refrigerator cars, etc., allowing the railway to determine where the cars are located, define the problem with the refrigerated unit and take the appropriate action to correct problems before the goods being transported are damaged.

          Many of the above applications are currently available in the market place while others will need to be developed. For those commercially available, ARS will need to develop software to integrate the functionality into the Crosslogix system. Other applications such as inter-modal reefer monitoring will need to be adapted from currently available products so that the information obtained can be easily communicated over the ARS network. Railway crossing systems are one of the most important safety systems used by railroads. Canadian Pacific Railroad (CPR) has cooperated in the installation of the ARS Advance Crossing System application on its main line in Mississauga, Ontario, Canada. ARS intends to offer to sell/lease/rent crossing systems to each of its customers in an effort to install test systems at all targeted railways as soon as possible. Certification of the ARS Advance Warning System by selected Class I railways may lead to opportunities for installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology. However, certification does not guarantee market acceptance of ARS' technology. The Surface Transportation Board (STB) defines Class I railroads as those with an average annual operating revenue of $256.4 million or more; Class II railroads are those with average operating revenues between $20.5 million and $256.4 million; and Class III railroads are those with average operating revenues of less than $20.5 million.

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

In March 2001, ARS entered into the Equity Line of Credit with Cornell Capital Partners, L.P. To date, ARS has raised gross proceeds of $300,000 ($270,000 net) under the Equity Line of Credit. ARS anticipates that it will require additional funding to fund development, operations and marketing of its product. Such funding may come from the Equity Line of Credit and the Company is exploring other financing options to raise the required capital

In an attempt to meet its working capital needs, the Company entered into an equity line of credit agreement on March 27, 2001 with the Investor. Under the equity line, the Investor is committed to purchase up to $5,000,000 of the Company's common stock over the course of 24 months commencing on the earlier of
(i) effective registration of the shares or (ii) as mutually agreed in writing. Under the equity line, the Company may request an advance by the Investor. The number of shares of common stock that the Investor shall receive for each advance is determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount is equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price. The average daily volume is computed by using the forty (40) trading days prior to the advance notice date. The advance notice date is the date the investor receives a written notice from the Company requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten (10) trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.
There is a minimum of eleven (11) trading days between advance notice dates. The Company has the right to withdraw that portion of an advance that is less than 75% of the lowest closing bid price of the Company's common stock for the fifteen (15) trading days prior to a relevant advance notice date. Upon each advance, Yorkville Advisors Management, LLC (the "Investment Manager") is entitled to receive an amount equal to 8.4% of the amount of the advance. At the time of the equity line, the Company issued 450,000 restricted shares of the Company's common stock to the Investment Manager. Such restricted shares as well as the shares under the Equity Line of Credit have demand and "piggyback" registration rights. In connection with the equity line of credit, the Company obtained from certain officers and directors, a lock-up agreement, which limits the ability of the officers and directors to sell securities of the Company. The equity line contains certain negative covenants that prohibit the Company from merging or consolidating with another entity or transferring substantially all of the assets of the Company into another entity, unless the successor assumes the Company's obligations under the equity line.

MARKET DEVELOPMENT

     On October 23, 2001, the Company entered into a marketing relations contract Pursuant to the contract the marketing firm will provide marketing services in exchange for 19,000 shares of ARS common stock issued monthly through October 2002. The contract can be terminated on a quarterly basis. As part of its sales and marketing strategies, ARS will:

-     Install  a  mini  network  and  crossing  showcase.

- Make real time live network presentations to railway industry executives and their Boards.

- Negotiate purchase contracts with customers (subject to successful results) during the show case phase for delivery and installation beginning in 2003.

- Establish awareness of and interest in the ARS Crosslogix network and its various information system products in the remainder of the market (687 railways and 60 rapid transit operations across North America).

- Appoint a Vice President Sales and Service in the ARS organization to co-ordinate efforts under 1) and 2) above to immediately start building a full support and service network.

- During the show case phase of the crossing product launch, build strong personal relationships with key decision makers in each company in order to both understand their information transfer needs more thoroughly and effectively position the ARS Crosslogix network system and all its potential products for future sales and service.

KEY CUSTOMER

     Sales to four customers in the year ended January 31, 2002 were approximately 70% of total sales. At January 31, 2002, accounts receivable from these major customers represented approximately 39% of total accounts receivable. Sales to one customer in the year ended January 31, 2001 were approximately 71% of total sales. At January 31, 2001, accounts receivable from this major customer represented approximately 98% of total accounts receivable.

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

FINANCIAL  CONSULTING  SERVICES

On January 6, 2001, the Company entered into a financial consulting services agreement. In exchange for such consulting services, the Company will issue shares to a consultant on a monthly basis with value of $10,000. The term of the agreement is for twelve months. Beginning in the seventh month of the agreement, either party can terminate the agreement by giving 60 days written notice. This contract expired in January 2002 and has not been renewed.

MANUFACTURING PLAN

     The Company intends that to use contractors for its manufacturing and assembly for the foreseeable future, with care taken to ensure that ISO standards are maintained. ISO is a series of international standards for quality management systems. The ISO family of standards recognizes four generic product categories, hardware, software, processed materials, and services.

PROCUREMENT

     All hardware will be specified to meet railway standards and will be procured by ARS' engineering staff. This critical function will be controlled to ensure that only optimal hardware from the most reliable vendors is used. The Company intends to maintain a database of hardware component failures, which occur during manufacturing and test in order to keep vital statistics on component failure rate for each part and for each vendor. This quality assurance program is expected to meet ISO standards.

COMPONENT ASSEMBLY

     To avoid the high cost of establishing an assembly plant, the Company plans to contract its assembly to a qualified assembly house. Future assembly may require in-house facilities to control production and reduce product cost.

FUNCTIONAL TESTING

     ARS' Crosslogix system will be tested by the Company's design engineers who have developed the product in cooperation with third party contractors that provide such test and certification services. The tests will be conducted in an environmentally controlled test chamber at temperature ranges from -40 to +85 degrees celsius. In addition, vibration tables will be used to test the boards and sensors at variable vibration levels to detect assembly and component mechanical problems. Thermal Cycling is a well-documented process proven to expose failures in electronic components.
Circuit boards will be monitored during extended temperature cycling by a computer system, which will record the calibration, drift, induced noise and functionality over several thermal cycles. Each board is serialized and this data will be saved permanently.

FINAL QUALITY ASSURANCE

     The Company plans to engage contract manufacturers will assemble the ARS Crosslogix system. Company personnel will approve all product tests in order to control the final acceptance and quality assurance operations before shipping.

The Company intends to operate this manufacturing area under the principles of "Improved Product Reliability through Continuous Process Improvement" in accordance with ISO standards.

PRODUCT RESEARCH AND DEVELOPMENT

     During the current fiscal year, the Company plans to complete the initial pre-production testing of its Crosslogix service information system and complete the first rail carrier system audit and gain certification for the base Advance Crossing application configuration using a single-track system. Thereafter, multiple track systems are expected to be deployed with the ability to permanently record (log) and time stamp rail data information and transfer this to other computers for analysis. Additional releases are expected to alert vehicular traffic of train direction and speed, and provide support for wide area network capability, and internet communications protocol.
The Company expects that future Crosslogix service information system product releases planned over the next two years at installed level crossing applications will be expanded to include other devices and functions that can build on the installed user-base. For example, the applications described above (hot box detector, flat wheel detector, wide area networking, hazardous material monitoring, inter-modal reefer monitoring) add considerable value for the railway, yet are relatively inexpensive to add-on to the system.

PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT

     During the current fiscal year, the Company does not anticipate purchasing or selling any plant or significant equipment.

SIGNIFICANT CHANGES IN NUMBERS OF EMPLOYEES
     The Company currently has seven employees, of which two are full-time. The Company expects to hire one additional employee in the current fiscal year.

PATENTS

     ARS has patent protection, under a license agreement, for an Automated Railway Crossing. The patent was granted in June 2001The Company is in negotiations to license a second patent filed on April 6, 2001 for an Automated Railway Monitoring System.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

The acquisition of T & T was accounted for using the purchase method. As of January 31, 2002, the net carrying amount of goodwill is $329,200. Amortization expense during the year ended January 31, 2002 was $57,528. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations. In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be applied for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is required to be applied for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

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

                                    PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     The  Company's  present  directors  and  executive officers are as follows:



NAME . . . . . . .    AGE        POSITION
------------------  ---------  -----------------------------------------------
Sydney A. Harland.     50      Chief Executive Officer, President and Director
Mark P. Miziolek .     45      Chief Financial Officer
Donald B. Hathaway     66      Director
Dale F. Sisel. . .     64      Director
Michael J. Kirby .     60      Director
Robert M. Esecson.     51      Director and Secretary
Peter J. Hoult . .     58      Chairman of the Board of Directors



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

SYDNEY A. HARLAND has been Chief Executive Officer and President and a director of the Company since inception. He is a co-founder of the Company. From 1987 to 2002, Mr. Harland was President, founder and sole shareholder of Ameri-can Equipment Sales and Leasing Inc., a product development and sales company. From 1995 to December 2000, he was a consultant to Ontario Hydro Technologies. He has over 20 years of business experience, primarily in sales and marketing, in the railway, telecommunications, nuclear utility and mining industries. He received a four-year Electrical Diploma from C.P Tech., Montreal, Quebec, Canada and studied Business Administration and Marketing at Dawson College Montreal, Quebec, Canada. He has been elected a member of the Canadian Institute of Marketing, and the American Railway Engineering and Maintenance-of-Way Association.

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

     DALE F. SISEL, was appointed a Director of the Company October 15, 2001. Dale spent the better part of his professional career with R.J. Reynolds Tobacco International, advancing through a series of successively more senior positions to President and CEO, retiring In 1995. Dale currently resides in Chapel Hill, NC and Ennis, MT and is active in ranching and as a principal in Madison Investments LLC, a property development and management firm. Dale is member (former Chairman) of the Board of Vistors of the Babcock Graduate School of Management at Wake Forest University. Dale served as an officer in the U.S. Air Force and attended the University of Texas (Arlington), graduating in 1969 with a BS degree in Business and a MA degree in Economics.

     SENATOR MICHAEL J. KIRBY, was appointed to the Board of Directors on October 15, 2001. He has B.Sc. and M.A. in Mathematics from Dalhousie University and in 1965 received a Ph.D. in Applied Mathematics from Northwestern University. In 1997, he received an honorary degree of Doctor of Laws from Dalhousie University prior to being summoned to the Senate on January 13, 1984. Senator Kirby was Principal Assistant to the Premier of Nova Scotia from 1970 to 1973 and served as Assistant Principal Secretary to the Prime Minister from 1974 to 1976. He was President of the Institute for Research on Public Policy from 1977 to 1980. From 1980 to 1983, Senator Kirby was Secretary to the Cabinet for Federal-Provincial Relations and Deputy Clerk of the Privy Council. In this capacity, he was deeply involved in the negotiations that led to the patriation of the Canadian Constitution and the inclusion of the Charter of Rights in the Constitution. From 1982 to 1984, Senator Kirby also served as Chairman of the Task Force on Atlantic Fisheries. This task force was responsible for the restructuring of Canada's east coast fishing industry. In 1983, Senator Kirby was appointed Senior Corporate Vice-President of Canadian National. From 1984 to 1994, Senator Kirby was Vice-President of Goldfarb Consultants, an international market research firm headquartered in Toronto. From 1994 to 1999, Senator Kirby was the Chairman of the Standing Senate Committee on Banking, Trade, and Commerce. He is currently the Chairman of the Standing Senate Committee on Social Affairs, Science and Technology. He also serves as a member of the Board of Directors of several companies. Prior to entering government in 1970, Senator Kirby was a professor in the Schools of Business Administration and Public Administration at Dalhousie University. He was also a faculty member at the Business Schools of the University of Chicago and the University of Kent, England.

DIRECTORSHIPS HELD IN REPORTING COMPANIES
     Donald B. Hathaway serves on the Board of Directors of Rodin Networks, a public company with an application to trade on the Canadian Venture Exchange. OTHER KEY EMPLOYEES
     In addition to the persons identified above, the Company has the following key employees:



NAME . . . . . . . . .  AGE  POSITION
----------------------  ---  -----------------------------------
Shabir Gova              34  Vice President, Technology
Gary S. Johnson          40  Vice President, Marketing
Susan Boyd MacStravick   51  Director, Investor Relations
Ronald Moodie            65  Controller and Advisory Board Chair




The following is a brief description of the background of these key employees who occupy their positions on a part time basis.

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

ITEM 10.  EXECUTIVE COMPENSATION
     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended January 31, 2002, 2001 and 2000to the Company's two highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years. No other executive officer earned a total annual salary and bonus for the year ended January 31, 2002 in excess of $100,000.



                         ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
                         -------------------                            ------------------------
                                                                  AWARDS                   PAYOUTS
                                                           -------------------     ------------------------
                                                                                        RESTRICTED
                                   ANNUAL COMPENSATION     OTHER           STOCK     OPTIONS/    LTIP
NAME AND. . . . . . . .          SALARY          BONUS     COMPENSATION    AWARD(S)  SARS        PAYOUTS
                         ------  ------------------------  --------------  --------  ----------  ----------
PRINCIPAL POSITION       YEAR             ($)                   ($)         ($)         ($)         (#)
-----------------------  ------  ------------------------  --------------  --------  ----------  ----------

Sydney A. Harland,       2002    $     180,000  $  90,000       -0-         -0-      2,226,923       -0-
President and Chief      2001    $     107,000         -0-      -0-         -0-      1,236,860       -0-
Executive Officer        2000    $     100,000  $  17,000       -0-         -0-      1,130,069       -0-


Mark P. Miziolek, Vice   2002    $      84,000  $  42,000       -0-         -0-        969,231       -0-
President Finance and    2001    $      51,000         -0-      -0-         -0-         35,500       -0-
Chief Financial Officer  2000    $      45,000  $   8,000       -0-         -0-         15,750       -0-



                         ALL
                         OTHER
NAME AND. . . . . . . .  COMPENSATION
                         -------------
PRINCIPAL POSITION             ($)
-----------------------  -------------

Sydney A. Harland,                 -0-
President and Chief                -0-
Executive Officer                  -0-


Mark P. Miziolek, Vice             -0-
President Finance and         113,000(1)
Chief Financial Officer            -0-



     ___________________
 (1) These amounts relate to the extension of stock options granted in 1999 that were due to expire in April 2000.
     The following table contains information regarding options exercised in the year ended January 31, 2002, and the number of shares of common stock underlying options held as of January 31, 2002, by the Company's two highest paid executive officers.
                       AGGREGATED OPTIONS/SAR EXERCISES
                            IN LAST FISCAL YEAR AND
                     FISCAL YEAR END OPTIONS/SAR VALUES(1)




                              NUMBER OF SECURITIES     VALUE OF UNEXERCISED
                              SHARES                   UNDERLYING UNEXERCISED    IN-THE-MONEY
                              ACQUIRED ON              VALUE                     OPTIONS/SAR'S AT              OPTIONS/SAR'S AT
NAME . . . . . . . . . . . .  EXERCISE                 REALIZED ($)              FISCAL YEAR END(1)            FISCAL YEAR END(2)
----------------------------  -----------------------  ------------------------  ----------------------------  -------------------
Sydney A. Harland, President                                                     Exercisable:  4,593,852
and Chief Executive Officer.                      -0-                       -0-  Unexercisable :           0   $            41,538
----------------------------  -----------------------  ------------------------  ----------------------------  -------------------
Mark P. Miziolek, Vice
President Finance and Chief                                                      Exercisable:  1,057,481
 Financial Officer . . . . .                      -0-                       -0-  Unexercisable :           0   $            24,931





_______________________________
(1) These grants represent options to purchase common stock. No SAR's have been granted.
(2) The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of January 31, 2001.
EQUITY INCENTIVE PLAN
     On  June  20,  1998,  the  Company  adopted  the Equity Incentive Plan (the
"Equity Plan"). The purpose of the Equity Plan is to provide directors, officers and certain key employees with additional incentives by increasing their proprietary interest in the Company. The Company has 4,500,000 shares of common stock reserved for issuance under the Equity Plan. Options granted under the Equity Plan may be either Incentive Stock Options (as defined in the Internal Revenue Code of 1986, as amended) or Options that do not qualify as incentive stock options ("Non-Qualified Options"). The exercise price of all Incentive Stock Options granted under the Equity Plan may not be less than the fair market value of the underlying common stock at the date of grant. In the event that an optionee owns more than 10% of the voting power or value of all classes of stock of the Company, the minimum exercise price of the Incentive Stock Option may not be less than 110% of the market value of the underlying common stock at the date of grant. No Option may be exercised after 10 years from the date of grant (5 years for optionees who are greater than 10% stockholders). A committee of two or more non-employee members of the Company's Board of Directors will administer the Equity Plan. Options are transferable only with the written approval of the Committee.

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

On  June  20,  1998  the  Company  adopted  the Incentive Compensation Plan (the
"Incentive Plan"). The purpose of the Incentive Plan is to attract, motivate and retain key employees of the Company. The Company has not reserved a specific number of shares of common stock under the Incentive Plan. Employees of the Company are eligible to participate in the Incentive Plan. Each participant is eligible to receive a performance award under the plan as computed on measured performance equal to a predetermined percentage of annual salary at the beginning of the Company's fiscal year. The maximum eligible award by component is: profit performance - 50%, budget discipline - 30%, subjective - 20%. The profit performance segment relates directly to the achievement of certain goals set at the beginning of the year. The budget discipline segment is based on the approved budget for the year. The subjective segment relates to the total performance of the participant as determined by the Chief Executive Officer and/or the Board of Directors. No profit performance award will be given if the Company does not achieve at least 80% of its profit plan for the year. The Board of Directors reserves the right to modify, change and/or delete components or the entire Incentive Plan. Consultants and/or other independent contractors may be eligible to participate in the Incentive Plan. The following table contains information regarding grants of stock options made during the year ended January 31, 2002 to the Company's highest paid executive officers.


                             OPTION/SAR GRANTS TABLE



                                         % TOTAL
                              OPTIONS/SARS
                              NO. OF SECURITIES   GRANTED TO
                              UNDERLYING          EMPLOYEES IN
                              OPTIONS/SARS        FISCAL YEAR (%)  EXERCISE OR BASE PRICE
                                                  ---------------
NAME . . . . . . . . . . . .  GRANTED (#)            ($PER SHARE)  EXPIRATION DATE
----------------------------  ------------------  ---------------  -----------------------
Sydney A. Harland, President           2,076,923              46%                      .50  January 10, 2007
and Chief Executive Officer.             150,000               3%                      .13  April 10, 2006
----------------------------  ------------------  ---------------  -----------------------  ----------------
Mark P. Miziolek,
VicePresident Finance and
Chief Financial Officer. . .             969,231              22%  $                  0.13  January 10, 2007
----------------------------  ------------------  ---------------  -----------------------  ----------------



________________________
COMPENSATION OF DIRECTORS
     The shareholders elect all directors for a two-year term. No directors are paid for their services on the Board, except that non-employee directors will be granted options to purchase shares of the Company's common stock on an annual basis. These options have an exercise price equal to the fair market value of such stock on the date of grant, are immediately exercisable and have up to a ten-year term. In addition, each director may purchase for each year of service on the Board up to 50,000 shares of common stock at a price equal to the fair market value of such stock on the date of purchase.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The following table sets forth, as of April 24, 2002, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.




                                          COMMON STOCK
                                          BENEFICIALLY OWNED
NAME/ADDRESS . . . . . . . . . . . . . .  NUMBER               PERCENT(1)
-------------------------------------------------------------------------
Sydney A. Harland
2155 Winchester Court
Burlington, Ontario, Canada
L7P 3M7                                         10,024,291(2)       40.4%
Donald B. Hathaway
5964 Nine Line
Erin, Ontario, Canada
N0B 1T0                                          1,241,625(3)        6.1%
Mark P. Miziolek
1450 Bayshire Drive
Oakville, Ontario, Canada
L6H 6E7                                          1,519,281(4)        7.2%
Peter Ross
50 Park Avenue
Oakville, Ontario, Canada
L6J 3X8                                            397,323(5)        2.0%
Patrick R. Shea
100 Walnut Street
Champlain, New York 12919                          429,125(6)        2.1%
Robert M. Esecson
100 Walnut Street
Champlain, New York 12919                          425,625(7)        2.1%
Peter J. Hoult
100 Walnut Street
Champlain, New York 12919                          425,625(8)        2.1%
Dale Sisel
84 Bear Creek Road
Cameron, MT  59720                                    50,300          .3%
Michael Kirby
43 Waterford Drive
Ottawa, Ontario R2E 7V4
Canada                                                50,300          .3%
-------------------------------------------------------------------------
All Officers and Directors as a Group(9)       15,482,403(10)       56.5%
-------------------------------------------------------------------------




(1) Applicable percentage of ownership is based on 20,094,694 shares of common stock outstanding as of April 24, 2002, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The common stock is the only outstanding class of equity securities of our company.
(2) Includes options to purchase 4,693,852 shares of common stock that can be acquired within sixty days of April 24, 2002.
(3) Includes options to purchase 387,625 shares of common stock that can be acquired within sixty days of April 24, 2002.
(4) Includes options to purchase 857,481 shares of common stock that can be acquired within sixty days of April 24, 2002.
(5) Includes options to purchase 146,773 shares of common stock that can be acquired within sixty days of April 24, 2002.
(6) Includes options to purchase 225,125 shares of common stock that can be acquired within sixty days of April 24, 2002.
(7) Includes options to purchase 225,125 shares of common stock that can be acquired within sixty days of April 24, 2002.
(8) Includes options to purchase 225,125 shares of common stock that can be acquired within sixty days of April 24, 2002.
(9)     Ten persons.
(10) Includes options to purchase 7,290,914 shares of common stock that can be acquired within sixty days of April 24, 2002.
Mr. Harland and the Company's other executive officers and directors hold approximately 56.5% of the Company's outstanding common stock. As such, these people have the ability to approve any action required by the shareholders, including the election of the directors.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into management agreements with Messrs. Harland and Miziolek. See "Management Agreements."
On July 31, 2000, Mr. Harland's wife loaned the Company a total of $100,000 Canadian dollars. This loan was due in July 2001 and bears interest at 8.5% per year.

The Company entered into a License Agreement dated as of May 20, 1998 with Mr. Sydney A. Harland, the Company's President and Chief Executive Officer. Under the terms of this agreement, Mr. Harland has granted the Company a non-exclusive license to certain intellectual property, a trade name and patents owned and developed by Mr. Harland. In exchange for this license, the Company issued Mr. Harland a total of 4,520,239 shares of common stock.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K.
     (a) The following exhibits are filed as part of this registration statement:



EXHIBIT NO.  DESCRIPTION                                   LOCATION
-----------  --------------------------------------------  ------------------------------------------
2.1          Share Purchase Agreement dated as of          Incorporated by reference  in Registration
             July 31, 2000 among the former                Statement on Form SB-2 filed with the
             shareholders of T & T Diesel Power, Ltd.      Commission on September 19, 2001, as
             and the Company                               amended,
2.2          Escrow Agreement dated as of July 31,         Incorporated by reference  in Registration
             2000 among the Pallet Valo, the former        Statement on Form SB-2 filed with the
             shareholders of T & T Diesel Power, Ltd.      Commission on September 19, 2001, as
             and the Company                               amended,.
2.3          Promissory Note dated as of July 31, 2000     Incorporated by reference  in Registration
             given by the Company to the former            Statement on Form SB-2 filed with the
             shareholders of T & T Diesel Power, Ltd.      Commission on September 19, 2001, as
                                                           amended,
3.1          Certificate of Incorporation                  Incorporated by reference to Amendment No. 5
                                                           to the Company's Registration Statement on
                                                           Form 10-SB filed with the Securities and
                                                           Exchange Commission on September 7, 1999.
3.2          Articles of Amendment to the Articles of      Incorporated by reference in Registration
             Incorporation                                 Statement on Form SB-2 filed with the
                                                           Commission on September 19, 2001, as
                                                           amended,.
3.3          Bylaws                                        Incorporated by reference to Amendment No. 5
                                                           to the Company's Registration Statement on
                                                           Form 10-SB filed with the Securities and
                                                           Exchange Commission on September 7, 1999.
4.1          Lockup Agreement with Sydney Harland          Incorporated by reference in Registration
                                                           Statement on Form SB-2 filed with the
                                                           Commission on September 19, 2001, as
                                                           amended,
4.2          Lockup Agreement with Donald Hathaway         Incorporated by reference in Registration
                                                           Statement on Form SB-2 filed with the
                                                           Commission on September 19, 2001, as
                                                           amended,.
4.3          Lockup Agreement with Robert Esecson          Incorporated by reference in Registration
                                                           Statement on Form SB-2 filed with the
                                                           Commission on September 19, 2001, as
                                                           amended,.
4.4          Lockup Agreement with Peter Hoult             Incorporated by reference in Registration
                                                           Statement on Form SB-2 filed with the
                                                           Commission on September 19, 2001, as
                                                           amended,
4.5          Lockup Agreement with Mark Miziolek           Incorporated by reference in Registration
                                                           Statement on Form SB-2 filed with the
                                                           Commission on September 19, 2001, as
                                                           amended,.
4.6          Lockup Agreement with Patrick Shea            Incorporated by reference in Registration
                                                           Statement on Form SB-2 filed with the
                                                           Commission on September 19, 2001, as
                                                           amended,.
10.1         Consulting Agreement dated as of              Incorporated by reference in Registration
             February 9, 2001 between National             Statement on Form SB-2 filed with the
             Financial Communications Corp. and the        Commission on September 19, 2001, as
             Company                                       amended.
10.2         Equity Line of Credit Agreement dated as      Incorporated by reference in Registration
             of March 22, 2001 between Cornell             Statement on Form SB-2 filed with the
             Capital Partners, L.P. and the Company        Commission on September 19, 2001, as
                                                           amended.
10.3         Escrow Agreement dated as of March 22,        Incorporated by reference in Registration
             2001 among Butler Gonzalez LLP, First         Statement on Form SB-2 filed with the
             Union National Bank and the Company           Commission on September 19, 2001, as
                                                           amended.
10.4         Registration Rights Agreement dated as of     Incorporated by reference in Registration
             March 22, 2001 between Cornell Capital        Statement on Form SB-2 filed with the
             Partners LP and the Company                   Commission on September 19, 2001, as
                                                           amended.
10.5         Consulting Services Agreement dated as        Incorporated by reference in Registration
             of March 22, 2001 between Yorkville           Statement on Form SB-2 filed with the
             Advisors Management, LLC and the Company      Commission on September 19, 2001, as amended.
10.6         Management Agreement for Vice                 Incorporated by reference in Registration
             President Finance and Chief Financial         Statement on Form SB-2 filed with the
             Officer dated as of January 1, 2001           Commission on September 19, 2001, as
             between Mark P. Miziolek and the              amended.
             Company
10.7         Management Agreement for President and        Incorporated by reference in Registration
             Chief Executive Officer dated as of           Statement on Form SB-2 filed with the
             January 1, 2001 between Sydney Harland        Commission on September 19, 2001, as
             and the Company                               amended.
10.8         License Agreement dated as of May 20,         Incorporated by reference in Registration
             1998 between Sydney Harland and the           Statement on Form SB-2 filed with the
             Company                                       Commission on September 19, 2001, as
                                                           amended.
10.9         Promissory Note dated as of July 31, 2001     Incorporated by reference in Registration
             in the original principal amount of           Statement on Form SB-2 filed with the
             100,000 Canadian Dollars given by the         Commission on September 19, 2001, as
             Company to Betty Harland                      amended
10.10        Consulting services contract with Inc         2002  Provided herewith
             Financial Group LLC dated January 29,
11.1         Statement re: Computation of Per Share        Provided herewith
             Earnings
21.1         Subsidiaries of the Registrant                Provided herewith.
23.1         Consent of Experts and Counsel                Provided herewith.

             Form S-8 registration Statement               Incorporated by reference in
                                                           registration
                                                           statement filed on form S-8
                                                           February 28, 2002



(b) Form 8-k filed August 9, 2001. On August 9, 2001, ARS Networks, Incorporated consummated the purchase of T&T Diesel Power Limited, satisfying all terms of the Purchase Agreement and Promissory Note. In completing this transaction, ARS Networks, Incorporated paid in full the promissory note in the amount of $125,000 plus accrued interest and all items under escrow were released.
T&T Diesel Power Limited is an Ontario Corporation engaged in the business of assembling and selling diesel powered generators.


                                   SIGNATURES
     In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: May 14, 2002 . . . . . . . . . . .  ARS NETWORKS, INCORPORATED

  By: /s/ Sydney A. Harland
----------------------------------------
      Sydney A. Harland
      Chief Executive Officer and President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



NAME                    TITLE                                   DATE
----------------------



/s/ Sydney A. Harland   Chief Executive Officer, President and  May 14, 2002
----------------------
Sydney A. Harland. . .  Director


/a/ Mark P. Miziolek    Chief Financial Officer                 May 14, 2002
----------------------
Mark P. Miziolek


/s/ Donald P. Hathaway  Director                                May 14, 2002
----------------------
Donald P. Hathaway


/s/ Dale F. Sisel       Director                                May 14, 2002
----------------------
Dale F. Sisel


/s/ Robert M. Esecson   Director                                May 14, 2002
----------------------
Robert M. Esecson


/s/ Peter J. Hoult      Chairman of the Board of Directors      May 14, 2002
----------------------
Peter J. Hoult


FINANCIAL STATEMENTS

EPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS         F-3


FINANCIAL STATEMENTS
     Consolidated Balance Sheet                           F-4
     Consolidated Statements of Operations                F-5
     Consolidated Statements of Stockholders' Deficit     F-6
     Consolidated Statements of Cash Flows                F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-8-20



REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

To the Board of Directors and Stockholders of ARS Networks, Incorporated and Subsidiary
Champlain,  New  York

We have audited the accompanying consolidated balance sheet of ARS Networks, Incorporated and Subsidiary as of January 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARS Networks, Incorporated and Subsidiary at January 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ARS Networks Incorporated and Subsidiary will continue as a going concern. As discussed in Note 2 to the financial statements, ARS Networks, Incorporated and Subsidiary has incurred losses since inception. The Company is dependent upon the successful development of its advanced railway level communications and data management systems business and its ability to raise capital utilizing its equity line of credit or from other sources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Lougen,  Valenti,  Bookbinder  &  Weintraub,  LLP
Lougen,  Valenti,  Bookbinder  &  Weintraub,  LLP



Amherst,  New  York
April  30,  2002




                      ARS NETWORKS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                     AS OF
                                 January 31, 2002

ASSETS

CURRENT

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 34,707
Accounts receivable (Note 10) . . . . . . . . . . . . . . . .    80,809
Due from officer. . . . . . . . . . . . . . . . . . . . . . .     6,499
Inventories . . . . . . . . . . . . . . . . . . . . . . . . .    45,628
Prepaid expenses (Note 4) . . . . . . . . . . . . . . . . . .   143,818
                                                            -----------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .   311,461
                                                            -----------



OTHER ASSETS

Equipment, net of accumulated depreciation of $6,393 (Note 5)    11,165
Goodwill, net of accumulated amortization of $86,004 (Note 3)   329,200
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .       646
                                                             ----------
TOTAL                                                        $  652,472
                                                             ==========

See accompanying notes to consolidated financial statements.




                        ARS NETWORKS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET (CONT')
                                      AS OF
                                 January 31, 2002

January 31, 2002

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
Accounts payable . . . . . . . . . . . . . . . . . . .  $   238,702
Accrued management compensation. . . . . . . . . . . .      716,243
Accrued expenses (Note 7). . . . . . . . . . . . . . .       13,938
Note payable - related party (Note 7). . . . . . . . .       63,800
Current maturities of long-term debt (Note 5). . . . .        1,258
                                                      --------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . .    1,033,941
                                                      --------------
COMMITMENTS AND CONTINGENCIES (NOTES 2, 7, 9 AND 12)

STOCKHOLDERS' DEFICIT (NOTES 3, 4, 7, 8, 9 AND 12)
Preferred stock, $.0001 par value - 25,000,000 shares
Authorized; none outstanding . . . . . . . . . . . . .            -
Common stock - $.0001 par value - 50,000,000 shares
Authorized; 18,995,001 outstanding . . . . . . . . . .        1,900
Additional paid in capital . . . . . . . . . . . . . .    3,888,386
Deficit. . . . . . . . . . . . . . . . . . . . . . . .   (4,271,755)
                                                      --------------
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . .     (381,469)
                                                      ==============
TOTAL                                                    $  652,472

See accompanying notes to consolidated financial statements.






                        ARS NETWORKS, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              FOR THE YEARS ENDED
                           January 31, 2002 and 2001

                                                               2001           2002
SALES (NOTE 10) . . . . . . . . . . . . . . . . . . . .  $   562,304   $   968,282
                                                       -------------    -----------
Cost of sales . . . . . . . . . . . . . . . . . . . . .      411,289       805,837
                                                       -------------    -----------
GROSS PROFIT. . . . . . . . . . . . . . . . . . . . . .      151,015       162,445
                                                       -------------    -----------
EXPENSES:
 Officers' and directors' compensation (Note 7) . . . .      732,445       731,827
 Professional fees. . . . . . . . . . . . . . . . . . .      419,508       355,324
 Advertising and promotion. . . . . . . . . . . . . . .      179,140       254,838
 Interest expense (Notes 7 and 12). . . . . . . . . . .       11,935       150,078
 Development expenses . . . . . . . . . . . . . . . . .       42,817       120,999
 Depreciation and amortization. . . . . . . . . . . . .       30,795        62,555
 Travel . . . . . . . . . . . . . . . . . . . . . . . .       13,001        53,261
 Insurance. . . . . . . . . . . . . . . . . . . . . . .       24,513        36,961
 Telecommunications and utilities . . . . . . . . . . .       10,502        27,124
 Financing expenses (Note 7). . . . . . . . . . . . . .            -        22,345
 Rent . . . . . . . . . . . . . . . . . . . . . . . . .       19,214        17,851
 Other. . . . . . . . . . . . . . . . . . . . . . . . .       10,012        10,760
                                                       -------------    -----------
TOTAL EXPENSES. . . . . . . . . . . . . . . . . . . . .    1,493,882     1,843,923
                                                       -------------    -----------
LOSS BEFORE INCOME TAXES. . . . . . . . . . . . . . . .   (1,342,867)   (1,681,478)
                                                       -------------    -----------
Income taxes (Note 6) . . . . . . . . . . . . . . . . .       17,000             -
                                                       -------------    -----------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . . .  $(1,359,867)  $(1,681,478)
                                                       =============   ============
LOSS PER SHARE (BASIC AND DILUTED):
 Net loss . . . . . . . . . . . . . . . . . . . . . . .  $      (.12)  $      (.11)
                                                       =============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)   11,049,462    14,740,828
                                                       =============   ============

See accompanying notes to consolidated financial statements.




                                          ARS NETWORKS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                              FOR THE YEARS ENDED
                                           January 31, 2002 and 2001


                                                Common Shares     Additional
                                                                  Paid-In
                                             Shares      Amount   Capital      Deficit       Total
---------------------------------------------------------------------------------------------------------
BALANCE, January 31, 2000 . . . . . . . . .  10,608,989  $ 1,061  $1,209,368   $(1,230,410)  $   (19,981)

Net loss for the year . . . . . . . . . . .           -        -           -    (1,359,867)   (1,359,867)

Sales of common stock . . . . . . . . . . .     430,000       43     259,662             -       259,705

Common stock issued for services. . . . . .     361,000       36     378,458             -       378,494

Common stock issued for officers'
 Compensation . . . . . . . . . . . . . . .   1,000,900      100     218,900             -       219,000

Common stock issued to satisfy advances due
 to directors . . . . . . . . . . . . . . .       7,000        1       4,759             -         4,760

Redeemable stock issued for acquisition of
 T & T Diesel Power, Ltd. . . . . . . . . .     200,000        -           -             -             -

Officers' compensation recognized for
 Modifications of stock options . . . . . .           -        -     375,922             -       375,922
---------------------------------------------------------------------------------------------------------
BALANCE, January 31, 2001 . . . . . . . . .  12,607,889    1,241   2,447,069    (2,590,277)     (141,967)

Net loss for the year . . . . . . . . . . .           -        -           -    (1,681,478)   (1,681,478)

Sales of common stock . . . . . . . . . . .   3,375,160      338     492,972             -       493,310

Reclass of redeemable common stock
 Into equity. . . . . . . . . . . . . . . .           -       20     199,980             -       200,000

Common stock issued for services. . . . . .     415,352       42     290,993             -       291,035

Common stock issued for directors'
 Compensation . . . . . . . . . . . . . . .     800,600       80      79,980             -        80,060

Common stock issued for prepaid consulting
 Services . . . . . . . . . . . . . . . . .   1,000,000      100     139,900             -       140,000

Common stock issued to settle accounts
 Payable. . . . . . . . . . . . . . . . . .     346,000       34      93,007             -        93,041

Common stock issued to investment manager
 And recorded at par. . . . . . . . . . . .     450,000       45         (45)            -             -

Common stock options and warrants issued in
 Connection with financing activities . . .           -        -     144,530             -       144,530
---------------------------------------------------------------------------------------------------------

BALANCE, January 31, 2002                    18,995,001  $  1,900 $  3,888,386  $(4,271,755)   $(381,469)
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.




                                            ARS NETWORKS, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE YEARS ENDED
                                              January 31, 2002 and 2001


                                                                                2001          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(1,359,867)  $(1,681,478)

Adjustments to reconcile net loss to net cash
   (used in) operating activities:
 Professional fees settled in stock. . . . . . . . . . . . . . . . . . .      378,494       291,035
 Interest imputed on note payable - investor . . . . . . . . . . . . . .            -       136,530
 Officers' and directors' compensation settled in stock. . . . . . . . .      219,000        80,060
 Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .       30,795        62,555
 Finance expense recognized for issuance of stock options. . . . . . . .            -         8,000
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -        (4,700)
 Officers' compensation recognized for modifications of stock options. .      375,922             -
 Changes in assets and liabilities net of effects from purchase of T & T
   Diesel Power, Ltd.:
   (Increase) decrease in accounts receivable. . . . . . . . . . . . . .      (70,684)      156,903
   (Increase) decrease in inventories. . . . . . . . . . . . . . . . . .      (35,277)       87,320
   (Increase) decrease in prepaid expenses . . . . . . . . . . . . . . .       (8,333)        5,887
   (Increase) in due from officer. . . . . . . . . . . . . . . . . . . .       (2,320)       (4,179)
   Increase in accounts payable and accrued expenses . . . . . . . . . .      245,677       399,031
TOTAL ADJUSTMENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,133,274     1,218,442
------------------------------------------------------------------------  ------------  ------------

NET CASH (USED IN) OPERATING ACTIVITIES. . . . . . . . . . . . . . . . .     (226,593)     (463,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of T & T Diesel Power Ltd., net of cash acquired. . . . . .      (95,267)            -
 Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . .       (1,779)            -
NET CASH (USED IN) INVESTING ACTIVITIES. . . . . . . . . . . . . . . . .      (97,046)            -
------------------------------------------------------------------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the sale of common stock. . . . . . . . . . . . . . . . .      259,705       493,310
 Proceeds from note payable - investor . . . . . . . . . . . . . . . . .            -       150,000
 Payments of note payable - investor . . . . . . . . . . . . . . . . . .            -      (150,000)
 Payments of note payable - former shareholders of T & T
   Diesel Power, Ltd.. . . . . . . . . . . . . . . . . . . . . . . . . .            -      (115,516)
 Payments of long-term debt. . . . . . . . . . . . . . . . . . . . . . .       (2,539)       (5,417)
 Proceeds from note payable - related party. . . . . . . . . . . . . . .       68,500             -
 Advances (to) directors . . . . . . . . . . . . . . . . . . . . . . . .      (15,240)            -
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . .      310,426       372,377
------------------------------------------------------------------------  ------------  ------------

NET (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . .      (13,213)      (90,659)
Cash, beginning of year. . . . . . . . . . . . . . . . . . . . . . . . .      138,579       125,366
------------------------------------------------------------------------  ------------  ------------

CASH, end of year                                                          $  125,366      $  34,707
------------------------------------------------------------------------  ------------  ------------

See accompanying notes to consolidated financial statements.

                             ARS NETWORKS, INCORPORATED
                                   AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION

ARS  Networks, Incorporated ("ARS"), incorporated on May 4,
1998 in New Hampshire, was formed to design and develop advanced railway communications and data management systems. ARS's first product under development is Crosslogix , an advanced warning system for railway level crossings. The Company is devoting most of its efforts to this business line.

     On July 31, 2000, ARS acquired the stock of T & T Diesel Power, Ltd.  ("T &
T").          T  & T manufactures custom diesel power generating equipment. As a result of this acquisition, ARS began to earn revenue and is no longer considered a development stage enterprise.

2.  SUMMARY  OF     BASIS  OF  PRESENTATION SIGNIFICANT
 ACCOUNTING   POLICIES

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.




                              ARS NETWORKS, INCORPORATED
                                     AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of ARS and its wholly owned subsidiary, T & T. All material intercompany accounts and transactions are eliminated.

     GOING  CONCERN  AND  MANAGEMENT'S  PLANS

     The Company has a limited operating history with no revenues from its railway communications and data management systems business. Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital under its equity line of credit (Note 12) or from other external sources to fund the remaining development, operations and marketing of Crosslogix . In connection with the equity line of credit, the Company has registered additional shares for sale with the Securities and Exchange Commission.

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

     INTANGIBLE  ASSETS

     Goodwill represents the excess of the cost of T & T over the fair value of the net assets acquired. Amortization is computed using the straight-line method over 7 years.

     EVALUATING  RECOVERABILITY  OF  LONG-LIVED  ASSETS

     The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. No impairments have been recorded through January 31, 2002.

     REVENUE  RECOGNITION

     Revenue from the sale of products is recorded at the time the goods are shipped.

     In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial
Statements." SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In October 2000, the SEC issued additional written guidelines supplementing SAB No. 101. The adoption of this bulletin and these guidelines did not have an effect on the Company's financial statements.

     FREIGHT

     The Company follows the classification requirements for freight costs required by Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This pronouncement, issued in September 2000, requires that all such costs billed to customers be classified as revenue.
     EARNINGS  PER  SHARE

     The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period. Assumed exercise of options has not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive. The number of potential common shares excluded from the diluted loss per share calculations, since the effect would be antidilutive, was 3,543,947 and 8,440,284 for the years ended January 31, 2001 and 2002, respectively. Accordingly, basic and diluted net loss per share do not differ for any period presented.

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

     RESEARCH  AND  DEVELOPMENT

     Research and development costs are expensed as incurred. Such costs were approximately $90,000 and $190,000 for the years ended January 31, 2001 and 2002, respectively.

     FOREIGN  CURRENCY  TRANSLATION

     The Company remeasures foreign currency denominated monetary assets and liabilities at year-end exchange rates and non-monetary assets and liabilities at historical exchange rates. Exchange gains and losses arising from transactions denominated in foreign currencies are translated at average exchange rates. The effects of these exchange adjustments are included in operations for the years ended January 31, 2001 and 2002 and are immaterial.

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

     Total comprehensive loss for the years ended January 31, 2001 and 2002 is the same as the reported net loss.

     EFFECT  OF  RECENT  ACCOUNTING  PRONOUNCEMENTS

     In June 2001, the FASB finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

     The acquisition of T & T was accounted for using the purchase method. As of January 31, 2002, the net carrying amount of goodwill is $329,200. Amortization expense during the year ended January 31, 2002 was $57,528. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is required to be applied for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

     In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is required to be applied for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 is not expected to have a material effect on the Company's financial statements.

     RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

2.  ACQUISITION  OF T & T

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

     In conjunction with the acquisition of T & T, the stock of T & T was being held in escrow subject to an escrow agreement dated July 31, 2000. The escrow agreement provided certain remedies to the sellers in the event of default under the notes payable to the sellers or if on July 31, 2001, the ARS shares issued to the sellers are not freely tradable to the public without restriction or are trading for a price of less than $1.00 per share. Such remedies included the right to require ARS to purchase the 200,000 ARS shares for $1.00 per share. As such, the 200,000 ARS shares were classified as redeemable common stock. On August 9, 2001, ARS satisfied all conditions under the escrow agreement. Accordingly, the 200,000 ARS shares previously recorded as redeemable common stock were reclassified into equity.

     Pro forma results of operations, assuming the acquisition of T & T had occurred on February 1, 2000, are unaudited and presented below. Pro forma adjustments primarily relate to depreciation, additional interest on debt incurred for the acquisition, and amortization of goodwill. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results:

                                       Unaudited
                                       ---------
                              Year Ended January 31, 2001

     Sales                                   $  1,342,491
     Net loss                                  (1,369,357)
     Net loss per share (basic and diluted)          (.12)

3.  PREPAID EXPENSES

Prepaid expenses include 1,000,000 common shares valued at $140,000 based on the market price of the stock on the date of the agreement, which were issued pursuant to a consulting agreement for services to be rendered by the consultant to the company during the six month period commencing January 29, 2002.


5.  LONG-TERM   DEBT

Current maturities of long-term debt consists of the following at January 31, 2002:

     Loan payable - finance company, maturing in monthly installments of $446 through April, 2002, including interest at 2.8%, collateralized by a specific
vehicle           $  1,258
                 ---------

6.  INCOME TAXES

ARS did not have taxable income for the years ended January 31, 2001 and 2002 and, therefore, does not have any current income tax expense. The income tax provision for the year ended January 31, 2001 consists solely of foreign taxes (Canada) on the operations of T & T.

     At January 31, 2002, the significant components of the Company's deferred income tax assets are as follows:


     Start up and operating costs deferred for tax purposes, expensed for
financial reporting purposes      $  1,400,000
     Less:  Valuation allowance     (1,400,000)

     Net deferred income tax asset      $  -

     The net change during the year ended January 31, 2002 in the total valuation allowance was an increase of $640,000.

                                              2001     2002
                                              ----     ----

     Tax expense at U.S. statutory rate      (34.0)%   (34.0)%
     Change in Federal valuation allowance    34.0      34.0
     Foreign income taxes                      1.3        -
     Effective income tax rate                 1.3%       -%

7.  RELATED PARTY TRANSACTIONS

The Company has entered into management agreements with its executive officers. The terms of the agreements provide for provisions to terminate the parties at any time as stipulated under the conditions of their individual agreements, including termination payments ranging from three months salary to twice the annual compensation rate. In addition to the stipulated termination payments, the agreement with the President requires the Company to pay $1,000,000 to the President if the agreement is terminated. These agreements, which expire through 2003, provide minimum salary levels, as well as incentive bonuses and stock options. The aggregate commitment for future minimum salaries at January 31, 2002, excluding bonuses and stock options, was approximately $730,000.

     ARS has a License Agreement dated May 20, 1998 with its President. Under the terms of this agreement, the President has granted ARS a non-exclusive license to certain intellectual property, a trade name and patents owned and developed by the President.

     The note payable - related party is for $100,000 (Canadian). The note was due July 31, 2001 and bears interest at 8.5% per annum. The balance due in United States currency on this note is $63,800 as of January 31, 2002. In January, 2002, the Company issued options to purchase 100,000 shares and authorized the issuance of 25,000 common shares which were issued subsequent to year end to the related party in connection with the note payable. The options and shares were assigned a value of $11,250 which is included in financing expenses.

     At January 31, 2001 and 2002, accrued expenses include approximately $9,000 and $1,000, respectively, for interest due to related parties. Interest expense to related parties was approximately $12,000 and $9,000 for the years ended January 31, 2001 and 2002, respectively.

8.  STOCK INCENTIVE PLANS

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

     On June 20, 1998 the Company also adopted the Incentive Compensation Plan ("the Incentive Plan"). The purpose of the Incentive Plan is to attract, motivate and retain key employees of the Company. Under the Incentive Plan, each participant shall be eligible to receive a performance award as computed on measured performance. Consultants and other independent contractors may be eligible to participate in the Incentive Plan.

     The Company applies APB 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for these plans. Under APB 25, no compensation cost was recognized because the exercise price of employee stock options was equal to or greater than the market price of the underlying stock on the date of grant. However, under FASB Interpretation No. 44, the Company did recognize $375,922 of compensation expense during the year ended January 31, 2001 related to extending the lives of certain existing stock option awards which caused a new measurement of compensation cost at the modification date.

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

                         Year Ended January 31,     2001     2002

     Dividend yield                                   0%       0%
     Expected volatility                             90%     108%
     Risk free interest rates                      6.16%     3.20 to 4.14%
     Expected lives                              2.5 years     2.5 years

     For the year ended January 31, 2001, the net loss would have been increased by approximately $450,000 and loss per share by $.04. For the year ended January 31, 2002, the net loss would have been increased by approximately
$606,000  and  loss  per  share  by  $.05.

A summary of the status of the Company's stock option plans for options held by officers and directors as of January 31, 2001 and 2002 and changes during the years ending on those dates is presented below






                                  January 31, 2001   January 31, 2002

                                  Weighted           Weighted
                                  Average            Average
                                  Shares             Exercise Price     Shares      Exercise Price
--------------------------------------------------------------------------------------------------
Outstanding, beginning of year .          1,592,717  $             .93  3,210,947   $           .81
Granted. . . . . . . . . . . . .          1,618,230                .69  4,488,462               .19
Exercised. . . . . . . . . . . .                  -                  -          -                 -
Cancelled. . . . . . . . . . . .                  -                  -    (25,125)             1.00

Outstanding at end of year . . .          3,210,947  $             .81  7,674,284   $           .45

Options exercisable at year-end.          3,210,947  $             .81  7,674,284   $           .45

Weighted average fair value of
 options granted during the year  $             .69  $             .19

The following table summarizes information about stock options held by officers and directors which are outstanding at January 31, 2002:





           Weighted
           Average           Weighted
           Number            Remaining       Average     Number            Weighted
Exercise.  Outstanding at    Contractual     Exercise    Exercisable at    Average
Prices. .  January 31, 2002  Life            Price       January 31, 2002  Exercise Price
---------  ----------------  --------------  ----------  ----------------  ---------------

0.0001 .           122,750       39 months  $   0.0001           122,750  $        0.0001
0.13 . .         3,738,462       60 months      0.1300         3,738,362           0.1300
0.50 . .           750,000       51 months      0.5000           750,000           0.5000
0.6875 .         1,618,230       43 months      0.6875         1,618,230           0.6875
$1.00 to $1.01   1,444,842       25 months      1.0100         1,444,842
                   7,674,284                    1.0100         7,674,284




     On July 1, 1998, options to purchase 500,000 shares of the Company's common stock were granted to certain consultants of the Company. The options have a term of five years and are vested upon the date of the grant. In April, 1999, options for 250,000 shares of the Company's common stock were exercised by the consultants. The remaining options for 250,000 shares of the Company's common stock are still outstanding at January 31, 2002.

     During the year ended January 31, 2000, the Company sold 41,500 shares of common stock which included an option to purchase one share of common stock at a price of $1.25 and one option for one share at a price of $1.75. These options are exercisable at any time after May 1, 1999, subject to certain conditions and expire 60 months from that date. These options for a total of 83,000 shares of the Company's common stock are still outstanding at January 31, 2002.

     During the year ended January 31, 2002, the Company issued warrants to purchase 333,000 shares in connection with its equity line of credit as more fully described in Note 12. The Company also issued options to purchase 100,000 shares to a related party in connection with the Company's note payable to the related party (Note 7). The options have a term of five years and are vested upon the date of the grant.

8.  COMMITMENTS AND CONTINGENCIES

At January 31, 2002, the Company is committed, under a marketing relations contract dated October 23, 2001, to issue 19,000 shares monthly through October, 2002. The contract can be terminated on a quarterly basis.

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

10.  MAJOR CUSTOMER

Sales to four customers in the year ended January 31, 2002 were approximately 70% of total sales. At January 31, 2002, accounts receivable from these major customers represented approximately 39% of total accounts receivable. Sales to one customer in the year ended January 31, 2001 were approximately 71% of total sales. At January 31, 2001, accounts receivable from this major customer represented approximately 98% of total accounts receivable.

11.  SEGMENT INFORMATION

The Company has two reportable segments: (i) ARS which is designing and developing advanced railway communications and data management systems and (ii) T & T which manufactures custom diesel power generating equipment. The Company operates these segments as separate strategic business units. All of the Company's sales and equipment relate to T & T and are in Canada. The majority of T & T's customers are located in Eastern Canada. T & T was acquired on July 31, 2000 and its operations are included in the Company's financial statements from the date of acquisition. Management considers goodwill and its amortization to be part of the T & T segment for purposes of allocating resources and assessing performance. The following tables set forth certain performance and other information by reportable segment.

     Year Ended January 31, 2001        ARS        T & T        Total

     Sales                            $  -      $  562,304      $  562,304
     Segment net income (loss)     (1,365,585)       5,718      (1,359,867)
     Total assets                      65,149      846,468         911,617
     Interest expense                   7,361        4,574          11,935
     Depreciation and amortization       -          30,795          30,795
     Income taxes                        -          17,000          17,000
     Equipment acquisitions              -           1,779           1,779

     Year Ended January 31, 2002        ARS        T & T        Total

     Sales                           $  -       $  968,262      $  968,262
     Segment net loss              (1,628,781)     (52,697)     (1,681,478)
     Total assets                     147,922      504,550         652,472
     Interest expense and financing charges
                                      169,614        2,809         172,423
     Depreciation and amortization      -           62,555          62,555
     Income taxes                       -             -                -
     Equipment acquisitions             -             -                -

12.  EQUITY LINE OF CREDIT

In March, 2001, the Company entered into an equity line of credit agreement "the equity line" with Cornell Capital Partners, L.P. ("the investor"). Under the equity line, the investor is committed to purchase up to $5,000,000 of the Company's common stock over the course of 24 months commencing on the earlier of
(i) effective registration of the shares, or (ii) as mutually agreed in writing. Under the equity line, the Company may request an advance by the investor. The number of shares of common stock that the investor shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price. The purchase price is 90% of the market price. The maximum advance amount shall be equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price. The average daily volume shall be computed by using the forty (40) trading days prior to the advance notice date. The advance notice date is the date the investor receives a written notice from the Company requesting an advance amount under the equity line. The market price is the average of the lowest closing bid prices of the common stock over the ten (10) trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

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

     On July 20, 2001, ARS borrowed $150,000 from the investor. During the year ended January 31, 2002, ARS sold a total of 2,780,617 shares of common stock to the investor under the equity line of credit for net proceeds of $270,000, a portion of which was used to repay the loan from the investor in full prior to January 31, 2002. The loan accrued interest at an annual rate of 12%. In connection with the loan, ARS issued warrants to purchase 333,000 shares of ARS' common stock at an exercise price of $0.50 per share. The warrants were assigned a value of $136,530 which was recorded as a discount on the related note payable to the investor. The discount was amortized over the term of the note payable (90 days) to interest expense. Such amortization included in interest expense amounted to $136,530 for the year ended January 31, 2002. The president of the company had personally guaranteed the loan from the investor and had pledged 3,000,000 shares of common stock to the lender as security for the loan.

13.  SUPPLEMENTAL CASH FLOW  INFORMATION

            Year Ended January 31,     2001           2002
                                                                            ----

     Interest paid                 $  7,000      $  10,000

     Income taxes paid            $  20,000      $  1,500

     Noncash financing activities consist of the following:



     Redeemable stock converted to common for former shareholders of T & T
(200,000 common shares)      $  -      $  200,000


     Common stock issued for prepaid consulting services (1,000,000 common
shares)      $  -      $  140,000


     Common stock issued to settle accounts payable (346,000 common shares)
$  -      $  93,041



     Common stock issued to investment manager and recorded at par (450,000
common shares)      $  -      $  -


     Common shares issued to settle advances from directors (7,000 common
shares)      $  4,760      $  -