Form 10QSB
period 2002-04-30
ARS NETWORKS INC
filed 2002-06-14
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

|X|  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
Act of 1934

For the quarterly period ended April 30, 2002

|_|  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321

ARS NETWORKS, INCORPORATED
--------------------------
(Name of Small Business Issuer in Its Charter)

New Hampshire	14-1805077
--------------	----------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Walnut Street, Champlain, New York	12919
---------------------------------------	-----
(Address of Principal Executive Offices)	(Zip Code)

(518) 298-2042
--------------
(Issuer's Telephone Number, Including Area Code)

Check  whether  the issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange  Act during the past 12 months,  and (2) has
been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 20,613,394 shares of Common Stock  outstanding  as of June 14, 2002.

Part I -- Financial Information

Item 1.     Financial Statements

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
($US)

ASSETS
April 30, 2002
CURRENT
Cash	$7,870
Accounts receivable	81,262
Due from officer	8,389
Inventories	65,180
Prepaid expenses (Note 4)	74,258
__________
TOTAL CURRENT ASSETS	236,959

OTHER ASSETS
Goodwill, net of amortization of $86,004	329,200
Machinery and equipment, net	10,530
Other	646
___________
$577,335
==========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$195,667
Accrued compensation and fees	738,926
Accrued expenses - other	10,270
Note and advances payable - related parties (Note 6)	86,300
___________

TOTAL CURRENT LIABIILTIES	1,031,163
___________

STOCKHOLDERS' DEFICIT (Notes 5 AND 6)
Preferred stock, $.0001 par value - 25,000,000 shares authorized; none outstanding	-

Common stock - $.0001 par value - 50,000,000 shares authorized; 20,113,394 outstanding	2,012

Additional paid in capital	4,051,766
Accumulated deficit	(4,507,606)
__________
TOTAL STOCKHOLDERS' DEFICIT	(453,828)
__________
$577,335
=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)

	Three Months Ended April 30, 2001	Three Months Ended April 30, 2002

SALES	$ 282,649	$ 79,441

COST OF SALES	231,992	73,613
	__________	__________
GROSS PROFIT	50,657	5,828
	__________	__________
OPERATING EXPENSES
Advertising and promotion	140,319	83,113
Professional fees	136,696	22,508
Compensation	109,024	101,240
Development expenses	44,843	21,683
Rent and telecommunications	9,398	16,114
Depreciation and amortization	8,123	635
General	11,497	3,876
	__________	__________
TOTAL OPERATING EXPENSES	459,900	249,169
	__________	__________
OPERATING LOSS	(409,243)	(243,341)

INTEREST EXPENSE	3,835	1,352
	__________	__________
LOSS BEFORE INCOME TAXES	(413,078)	(244,693)

INCOME TAXES	8,000	(8,842)
	__________	__________
NET LOSS	$ (421,078)	$ (235,851)
	=========	=========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.03)	$ (.01)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING	13,144,217	19,528,971
	=========	=========

See accompanying notes

ARS NETWORKS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 9)
($US)

	Three Months Ended April 30, 2001	Three Months Ended April 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (421,078)	$(235,851)
	__________	__________
Adjustments to reconcile net loss to net cash (used in) operating activities:
Professional fees settled in stock	154,185	16,709
Depreciation and amortization	8,123	635
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	119,765	(453)
Decrease (increase)in inventories	8,267	(19,552)
Decrease in prepaid expenses	8,017	69,560
(Increase) in due from officer	(5,765)	(1,890)
Increase in accounts payable and accrued expenses	10,153	112,763
	__________	__________
TOTAL ADJUSTMENTS	302,745	177,772
	__________	__________
NET CASH (USED IN) OPERATING ACTIVITIES	(118,333)	(58,079)
	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	148,100	10,000
Payments of long-term debt	(1,355)	(1,258)
Advances from officers	-	22,500
	__________	__________
NET CASH PROVIDED BY FINANCING ACTIVITIES	146,745	31,242
	__________	__________
NET INCREASE (DECREASE) IN CASH	28,412	(26,837)
CASH, BEGINNING OF PERIOD	125,366	34,707
	__________	__________
CASH, END OF PERIOD	$ 153,778	$ 7,870
	=========	=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INFORMATION AS OF APRIL 30, 2002 AND FOR
THE PERIODS ENDED APRIL 30, 2002 AND 2001 IS UNAUDITED
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

Going Concern and Management's Plans

The Company has a limited operating history with no revenues from its railway communications and data management systems business.  Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital under its equity line of credit (Note 5) or from other external sources to fund the remaining development, operations and marketing of Crosslogix™.  In connection with the equity line of credit, the Company has registered additional shares for sale with the Securities and Exchange Commission

These factors create uncertainty about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on recoverability and classification of assets or the classification of liabilities that might result from the outcome of this uncertainty.

Earnings Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements).  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  Assumed exercise of options has not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive.  The number of potential common shares excluded from the diluted loss per share calculations, since the effect would be antidilutive, was 4,293,497 and 7,840,284 for the periods ended April 30, 2001 and 2002, respectively.  Accordingly, basic and diluted net loss per share do not differ for any period presented.

Unaudited Interim Financial Information

The accompanying financial statements are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included.  These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended January 31, 2002.

Effect of recent accounting pronouncements

In June 2001, the FASB finalized SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.  SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001.  It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on thecriteria in SFAS No. 141.

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

The acquisition of T & T was accounted for using the purchase method.  As of January 31, 2002 and April 30, 2002, the net carrying amount of goodwill is $329,200. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

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

3.  ACQUISITION OF T & T

On July 31, 2000, ARS purchased all of the outstanding stock of T & T.  The acquisition was accounted for as a purchase.  The purchase price was $418,266 of which $102,750 was paid in cash at closing, with notes payable to the former shareholders of T & T ("the sellers") of $115,516, and the issuance of 200,000 shares of ARS common stock valued at $200,000.  The notes payable accrued interest at 8% and were paid on August 9, 2001.  The acquisition resulted in goodwill of approximately $415,000, including approximately $31,000 of acquisition costs which was being amortized on a straight-line basis over 7 years. As of February 1, 2002, no further amortization will be expensed in compliance with SFAS 142.

4. PREPAID EXPENSES

On January 29, 2002, the Company issued 1,000,000 common shares pursuant to a consulting agreement for services to be rendered by the consultant for a six month period. These shares were valued at $140,000. During the three months ended April 30, 2002, the Company has expensed $70,000 of this fee for services received to date and reduced the outstanding prepaid expense for this agreement to $70,000 as of April 30, 2002.

5.  EQUITY LINE OF CREDIT

In March 2001, the Company entered into an equity line of credit agreement "the equity line" with Cornell Capital Partners, L.P. ("the investor").  Under the equity line, the investor is committed to purchase up to $5,000,000 of the Company's common stock over the course of 24 months commencing on the earlier of (i) effective registration of the shares, or (ii) as mutually agreed in writing.  Under the equity line, the Company may request an advance by the investor.  The number of shares of common stock that the investor shall receive for each advance shall be determined by dividing the amount of the advance by the purchase price.  The purchase price is 90% of the market price.  The maximum advance amount shall be equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price.  The average daily volume shall be computed by using the forty (40) trading days prior to the advance notice date.  The advance notice date is the date the investor receives a written notice from the Company requesting an advance amount under the equity line.  The market price is the average of the lowest closing bid prices of the common stock over the ten (10) trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

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

6.  RELATED PARTY TRANSACTIONS

The note payable - related party is for $100,000 (Canadian).  The note was due July 31, 2001 and bears interest at 8.5% per annum.  The balance due in United States currency on this note is $63,800 as of April 30, 2002.  In January, 2002, the Company issued options to purchase 100,000 shares and in February 2002 issued 25,000 common shares to the related party in connection with the note payable.

During the quarter ended April 30, 2002, officers of the Company advanced an aggregate of $22,500 to the Company. These advances will be repaid as the Company raises additional capital.

During the quarter ended April 30, 2002, management exercised stock options for 600,000 shares at a price of $0.13 per share for a total of $78,000 which was recorded as a reduction in accrued management compensation.

On April 10, 2001, the Board of Directors authorized the issuance of stock options for 750,000 shares to members of the Board of Directors. The exercise price is $0.50 based on the closing price of the Company's stock on the date of issuance of the options.

7.  SEGMENT INFORMATION

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

Three Months Ended April 30, 2001	ARS	T&T	Total

Sales	$ -	$ 282,649	$ 282,649
Segment income (loss)	(428,826)	7,748	(421,078)
Total assets	131,095	670,527	801,622

Three Months Ended April 30, 2002	ARS	T&T	Total

Sales	$ -	79,411	79,411
Segment (loss)	(218,603)	(17,248)	(235,851)
Total assets	117,873	459,462	577,335

8.  SUBSEQUENT EVENT

In May 2002, the Board of Directors authorized the 2002 NON-QUALIFIED STOCK COMPENSATION PLAN which reserves 5,000,000 shares for employees, directors, officers, consultants, advisors and other persons associated with the Company and is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive  by increasing their proprietary interest in the success of the Company.

9.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities consist of the following:

	Three Months Ended April 30, 2001	Three Months Ended April 30, 2002

Exercise of stock options for 600,000 shares @ $0.13 per share, offset against accrued compensation	$ -	$ 78,000
	=======	=======
Common stock issued to settle accounts payable (346,000 and 309,340 common shares)	$ 93,041	$ 58,783
	=======	=======

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

                The Company entered into the Equity Line of Credit Agreement in March 2001.  Under the Equity Line of Credit, ARS may sell to Cornell Capital Partners up to $5.0 million of common stock over the two-year period following commencing on the earlier of (I) the effective date of a registration statement relating to the sale of the common stock purchased by Cornell Capital Partners under the Equity Line of Credit or (ii) as agreed upon in writing.  On July 20, 2001, ARS borrowed $150,000 from Cornell Capital Partners.  This loan was fully repaid in December 2001. The Company continues to seek financing from other sources including individual and institutional investors to fund ongoing operations.

Results of Operations

Three Months Ended April 30, 2002 Compared To Three Months Ended April 30, 2001

                Sales.  ARS had sales of $79,441 and $282,649 in the three months ended April 30, 2002 and 2001, respectively.  All of these sales relate to ARS' wholly owned subsidiary, T&T Diesel Power, Ltd. These results reflect reduced demand for generators in recent months primarily from the telecommunications industry. Nevertheless, ARS is optimistic that we are going to meet our 2002 target and have contracted a new sales professional to take advantage of opportunities created by the deregulated electricity market in Ontario and the overall robust recovery of the Canadian economy.  His efforts to date have generated numerous proposals in the standby and prime power markets that we expect will develop into strong sales growth in Q3.

                Cost of Sales.  ARS had cost of sales of $73,613, or 93% of sales, for the three months ended April 30, 2002 compared to $231,992, or 82% of sales, in the corresponding period in the prior year.  Such cost of sales relate to the sale of products from our wholly owned subsidiary, T&T Diesel. The generally slow market conditions have impacted pricing and the absorption of fixed plant overhead thus reducing margins.

                Total Operating Expenses.  ARS' total operating expenses decreased from $459,900 to $249,169, in the three months ended April 30, 2001 and 2002 respectively.  The decrease in operating expenses is principally due to reduced expenditures in advertising and promotion and professional fees in 2002 versus the comparable prior year period.

                Net Loss.  ARS had a net loss of $235,851 or $0.01 per share, in the three months ended April 30, 2002 compared to a net loss of $421,078, or $0.03 per share, in the comparable period in the prior year.  The reduction in net loss is due for the most part to reduced professional and promotional expenses.

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
  Creating the software to interface the crossing control feature to be used in connection with other commercially available applications such as hotbox detection, flat wheel monitoring, hanging objects, frozen brakes and others.

      In addition, Crosslogix adds the following wayside capabilities:

  Wheel Count: The ARS system can provide immediate and accurate wheel counts to ensure crossing control and deliver this data immediately to the control center.
  Train Speed and Direction: The system can measure train speed and direction and accurately determine the arrival time (time Stamp) of the train at the crossing and determine the time that the train will arrive at the next crossing / node. Competing systems do not time stamp train speed and detect direction.

 The addition of the traditional applications noted above will result in operational and maintenance benefits for railroads through the early detection of flat wheels, hotboxes (bearing failures) etc. In addition, Crosslogix can provide additional railroad maintenance and operations efficiency. Among the features of the ARS network:

Car and Cargo location: Through a complete node network of Crosslogix units, rail operators and customers will have the ability to monitor train and rail cargo location and better plan for delivery adjustments and rail connections.

Locomotive condition Monitoring: Locomotive data such as oil pressure, etc can be transmitted to the Crosslogix node and immediately delivered to rail operators who can then send repair orders to maintenance shops in order to minimize maintenance costs, or shut down the locomotive to prevent catastrophic failures (predictive maintenance). The current class I railway locomotive fleet is approximately 20 thousand units.

Rolling Stock Monitoring: Cost saving maintenance programs utilizing accurate car usage and availability information coupled with seamless problem identification, correction will result in better inventory management. The current rolling stock inventory is approximately 1.5 million units.

Hazardous goods condition monitoring of specialized freight such as chemicals to reduce customer claims and help prevent potential catastrophic failures causing death and evacuation and horrific environmental disasters resulting in costly civil suits.

Perishable goods condition monitoring; of refrigerated goods such as sea foods, fruits and vegetables etc. are vulnerable to spoilage due to failure of the refrigerated unit

                 Existing products and services do not meet these current recognized needs. It will become progressively more critical to meet these needs as the market becomes increasingly competitive, traffic and competition increase and safety becomes an even greater concern to the public and government agencies.

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

                Railway crossing systems are one of the most important safety systems used by railroads.  Canadian Pacific Railroad (CPR) has cooperated in the installation for testing purposes of the ARS Advance Crossing System application on its main line in Mississauga, Ontario, Canada.  ARS intends to offer to sell/lease/rent crossing systems to each of its customers in an effort to install  systems at all targeted railways as soon as possible.  Certification of the ARS Advance Warning System by selected Class I railways may lead to opportunities for installations at Class II and Class III railways. Many Class II and III railways traditionally forego testing if Class I railways have certified a technology.  However, certification does not guarantee market acceptance of ARS' technology.  The Surface Transportation Board (STB) defines Class I railroads as those with an average annual operating revenue of $256.4 million or more; Class II railroads are those with average operating revenues between $20.5 million and $256.4 million; and Class III railroads are those with average operating revenues of less than $20.5 million.

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

T&T Diesel Power Limited Plan of Operations:

                T&T Diesel Power Limited has been in business for over 20 years servicing a range of customers from the rental, telecommunications, film, construction and other industries. The effects of September 11 and a general downturn in the economy negatively affected the operations of T&T over the past few months.

                The Company is optimistic that the situation is improving and will continue to improve over the next few months. Deregulation of the  Electric utility industry in Ontario  as well as the overall robust recovery of the Canadian economy will result in an increased demand for reliable electricity generation from other sources. Furthermore, ARS has contracted with an experienced sales professional with extensive contacts in the industry. This salesman  is  responsible for developing new business for the Company and generating new and more profitable business opportunities for T&T.

                Key among the objectives are contacts with co-generation facilities, larger industrial users of generators, seeking new product lines and increasing the service operations of T&T. Management believes that positive results from these efforts will be evident in the short term.

                The combination of the salesman seeking new opportunities,  electricity deregulation and an improving market for generators bode well for the future of T&T.

Liquidity and Equity Line of Credit

The Company is dependent on external cash to fund its operations.  Our independent auditors have noted there is substantial doubt about our ability to continue as a going concern.  See Note 2 to the Consolidated Financial Statements for the year ended January 31, 2002.  This "going concern" opinion is due, in part, to our need to raise capital to continue operations, including the development of the Company's railway communications and data management systems business, marketing efforts and potential acquisitions.

In March 2001, ARS entered into the Equity Line of Credit with Cornell Capital Partners, L.P.  To date, ARS has raised gross proceeds of $300,000 ($270,000 net) under the Equity Line of Credit.   ARS anticipates that it will require additional funding to fund development, operations and marketing of its product.   Such funding may come from the Equity Line of Credit and the Company is exploring other financing options to raise the required capital. .

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

The equity line contains certain covenants that prohibit the Company from merging or consolidating with another entity or transferring substantially all of the assets of the Company into another entity, unless the successor assumes the Company's obligations under the equity line.

Market Development

On October 23, 2001, the Company entered into a marketing relations contract Pursuant to the contract the marketing firm will provide marketing services in exchange for 19,000 shares of ARS common stock issued monthly through October 2002.  The contract can be terminated on a quarterly basis.

As part of its sales and marketing strategies, ARS will:

  Install a mini network and crossing showcase.
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
  During the show case phase of the crossing product launch, build strong personal relationships with key decision makers in eachcompany in order to both understand their information transfer needs more thoroughly andeffectively position the ARS Crosslogix network system and all its potential products for future sales and service.

Purchase or Sale of Plant and Significant Equipment

During the current fiscal period, the Company does not anticipate purchasing or selling any plant or significant equipment.

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

Non Qualified Stock Compensation Plan

In May 2002, the Board of Directors authorized the 2002 NON-QUALIFIED STOCK COMPENSATION PLAN which reserves 5,000,000 shares for employees, directors, officers, consultants, advisors and other persons associated with the Company and is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive  by increasing their proprietary interest in the success of the Company.

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

The acquisition of T & T was accounted for using the purchase method.  As of January 31, 2002 and April 30, 2002, the net carrying amount of goodwill is $329,200.    Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

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

Part II
Other Information

Item 1.                    Legal Proceedings.

                None

Item 2.                    Changes in Securities and Use of Proceeds.

(a), (b) and (d).  None.

(c)           Sale of Unregistered Securities.

                 In April 2002, the Company issued 59,460 shares to consultants as the final payment for services valued at $8,300.

                 In March 2002, ARS issued 106,780 shares for services valued at$21,400.

                In February 2002, ARS issued 150,000 shares to two consultants to the company as additional compensation valued at $22,500 for their services. Also in February, the Company issued 25,000 shares valued at $3,250 to Betty Harland, a related party, as partial consideration for her promissory note.  As previously reported and noted below, in May 2001 the Company issued 191,740 shares subject to vesting schedules of which 27,560 shares valued at $4,100 vested in February 2002. ARS also sold 92,593 shares for gross proceeds of $10,000.

                 In January 2002, the Company issued 1,020,000 shares for services valued at $142,600.

                 In December 2001, ARS sold 75,000 shares for gross proceeds of $7,500. Also in December, the Company issued 125,000 shares for services valued at $12,500.

                 In November 2001, ARS sold 10,000 shares for consideration of $1,710.

                In October 2001, ARS sold 235,043 shares for $0.117 per share for aggregate proceeds of $27,500.  Also in October 2001, ARS issued 135,000 shares of common stock for future services, of which 90,000 are subject to vesting schedules.  In addition, ARS issued 800,600 shares of common stock to officers and directors as a bonus.  These shares were valued at $80,060.

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

Item 3.                    Defaults upon Senior Securities.

                None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

                None.

Item 5.                    Other Information.

                None.

Item 6.                    Exhibits and Reports on Form 8-K.

                (a)                Exhibits.

Exhibit No.	Description	Location
2.1	Share Purchase Agreement dated as of July 31, 2000 among the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
2.2	Escrow Agreement dated as of July 31, 2000 among the Pallet Valo, the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
2.3	Promissory Note dated as of July 31, 2000 given by the Company to the former shareholders of T & T Diesel Power, Ltd.	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
3.1	Certificate of Incorporation	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
3.3	Bylaws	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
4.1	Lockup Agreement with Sydney Harland	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.2	Lockup Agreement with Donald Hathaway	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
4.3	Lockup Agreement with Robert Esecson	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
4.4	Lockup Agreement with Peter Hoult	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,

4.5	Lockup Agreement with Mark Miziolek	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
4.6	Lockup Agreement with Patrick Shea	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.1	Consulting Agreement dated as of February 9, 2001 between National Financial Communications Corp. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.2	Equity Line of Credit Agreement dated as of March 22, 2001 between Cornell Capital Partners, L.P. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.3	Escrow Agreement dated as of March 22, 2001 among Butler Gonzalez LLP, First Union National Bank and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.4	Registration Rights Agreement dated as of March 22, 2001 between Cornell Capital Partners LP and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.5	Consulting Services Agreement dated as of March 22, 2001 between Yorkville Advisors Management, LLC and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.6	Management Agreement for Vice President Finance and Chief Financial Officer dated as of January 1, 2001 between Mark P. Miziolek and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.7	Management Agreement for President and Chief Executive Officer dated as of January 1, 2001 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.8	License Agreement dated as of May 20, 1998 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.

10.9 10.10

Promissory Note dated as of July 31, 2001 in the original principal amount of $100,000 Canadian Dollars given by the Company to Betty Harland

Consulting services contract with Inc. Financial Group LLC dated January 29, 2002

Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended. Incorporated by reference on Form 10KSB filed May 15, 2002.
10.11	2002 Non Qualified Stock Option Plan	Provided Herewith
11.1	Statement re: Computation of Per Share Earnings	Not Applicable.
21.1	Subsidiaries of the Registrant	Provided herewith.

(b)           Reports on Form 8-K.

                None

Signatures

                In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 14, 2002                                         ARS NETWORKS, INCORPORATED

By: /s/ Sydney A. Harland
Name: Sydney A. Harland
Title: President and CEO