Form 10QSB
period 2002-07-31
ARS NETWORKS INC
filed 2002-09-16
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
Act of 1934

For the quarterly period ended July 31, 2002

|_| Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321

ARS NETWORKS, INCORPORATED
--------------------------
(Name of Small Business Issuer in Its Charter)
New Hampshire	14-1805077
---------------	----------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Walnut Street, Champlain, New York	12919
- --------------------------------------	-----
(Address of Principal Executive Offices)	(Zip Code)

(518) 298-2042
--------------
(Issuer's Telephone Number, Including Area Code)

Check  whether  the issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange  Act during the past 12 months,  and (2) has
been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 35,098,858 shares of Common Stock  outstanding  as of September 13, 2002.

Part I -- Financial Information

Item 1.     Financial Statements

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET (UNAUDITED)
($US)

ASSETS
July 31, 2002
CURRENT
Cash	$ 12,774
Accounts receivable	29,787
Due from officer	8,389
Inventories	51,201
Prepaid expenses (Note 4)	4,874
__________
TOTAL CURRENT ASSETS	107,025

OTHER ASSETS
Goodwill, net of amortization of $86,004	329,200
Machinery and equipment, net	11,104
Other	646
__________
$ 447,975
=========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 201,510
Accrued compensation and fees	744,302
Accrued expenses - other	4,400
Note and advances payable - related parties (Note 6)	113,604
__________

TOTAL CURRENT LIABILITIES	1,063,816
__________

STOCKHOLDERS' DEFICIT (Notes 5 AND 6)
Preferred stock, $.0001 par value - 25,000,000 shares authorized; none outstanding	-

Common stock - $.0001 par value - 50,000,000 shares authorized; 21,720,394 outstanding	2,173

Additional paid in capital	4,134,715
Accumulated deficit	(4,752,729)
__________
TOTAL STOCKHOLDERS' DEFICIT	(615,841)
__________
$ 447,975
=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)

	Three Months Ended July 31, 2001	Three Months Ended July 31, 2002

SALES	$ 314,515	$ 82,071

COST OF SALES	276,074	61,594
	__________	__________
GROSS PROFIT	38,441	20,477
	__________	__________
OPERATING EXPENSES
Advertising and promotion	7,596	45,486
Professional fees	213,031	64,070
Compensation	133,356	107,512
Development expenses	30,737	29,893
Rent and telecommunications	8,639	14,859
Depreciation and amortization	21,891	824
General	13,710	4,547
	__________	__________
TOTAL OPERATING EXPENSES	428,960	267,191
	__________	__________
OPERATING LOSS	(390,519)	(246,714)

INTEREST EXPENSE	23,187	2,200
	__________	__________
LOSS BEFORE INCOME TAXES	(413,706)	(248,914)

INCOME TAXES	2,000	(3,791)
	__________	__________
NET LOSS	$ (415,706)	$ (245,123)
	=========	=========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.03)	$ (.01)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING	13,798,866	20,570,437
	=========	=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)

	Six Months Ended July 31, 2001	Six Months Ended July 31, 2002

SALES	$ 597,164	$ 161,512

COST OF SALES	508,066	135,207
	__________	__________
GROSS PROFIT	89,098	26,305
	__________	__________
OPERATING EXPENSES
Advertising and promotion	147,915	128,599
Professional fees	349,727	86,578
Compensation	242,380	208,752
Development expenses	75,580	51,576
Rent and telecommunications	18,037	30,973
Depreciation and amortization	30,014	1,459
General	25,207	8,422
	__________	__________
TOTAL OPERATING EXPENSES	888,860	516,360
	__________	__________
OPERATING LOSS	(799,762)	(490,055)

INTEREST EXPENSE	27,022	3,552
	__________	__________
LOSS BEFORE INCOME TAXES	(826,784)	(493,607)

INCOME TAXES	10,000	(12,633)
	__________	__________
NET LOSS	$ (836,784)	$ (480,974)
	=========	=========
LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.06)	$ (.02)
	=========	=========
WEIGHTED AVERAGE SHARES OUTSTANDING	13,476,967	20,058,007
	=========	=========

See accompanying notes

ARS NETWORKS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 9)
($US)

	Six Months Ended July 31, 2001	Six Months Ended July 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (836,784)	$ (480,974)
	__________	__________
Adjustments to reconcile net loss to net cash (used in) operating activities:
Professional fees settled in stock	226,435	62,819
Depreciation and amortization	30,014	1,361
Interest imputed on note payable - investor	16,687
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	108,632	51,022
Decrease (increase)in inventories	70,947	(5,573)
Decrease in prepaid expenses	8,002	110,744
(Increase) in due from officer	(5,765)	(1,890)
Increase in accounts payable and accrued expenses	115,031	183,312
	__________	__________
TOTAL ADJUSTMENTS	569,983	401,795
	__________	__________
NET CASH (USED IN) OPERATING ACTIVITIES	(266,801)	(79,179)
	__________	__________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	186,600	10,000
Payments of long-term debt	(2,671)	(1,258)
Proceeds from note payable - investor	150,000
Advances from officers		49,804
	__________	__________
NET CASH PROVIDED BY FINANCING ACTIVITIES	333,929	58,546
	__________	__________
NET INCREASE (DECREASE) IN CASH	67,128	(21,933)
CASH, BEGINNING OF PERIOD	125,366	34,707
	__________	__________
CASH, END OF PERIOD	$ 192,494	$ 12,774
	=========	=========

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INFORMATION AS OF July 31, 2002 AND FOR
THE PERIODS ENDED July 31, 2002 AND 2001 IS UNAUDITED
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. These financial statements have been prepared by management and have not been reviewed by the Company's auditors.

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

Earnings Per Share

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires presentation of basic earnings per share and diluted earnings per share by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements).  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  Assumed exercise of options has not been included in the calculation of diluted earnings per share since the effect would be anti-dilutive.  The number of potential common shares excluded from the diluted loss per share calculations, since the effect would be antidilutive, was 4,626,497 and 7,240,284 for the periods ended July 31, 2001 and 2002, respectively.  Accordingly, basic and diluted net loss per share do not differ for any period presented.

Unaudited Interim Financial Information

The accompanying financial statements are unaudited and have not been reviewed by independent auditors; however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included.  These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended January 31, 2002.

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

The acquisition of T & T was accounted for using the purchase method.  As of January 31, 2002 and July 31, 2002, the net carrying amount of goodwill is $329,200. The Company has reviewed the carrying amount of the goodwill associated with the purchase of T&T and determined that the stated goodwill fairly represents the value of T&T.

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

4. PREPAID EXPENSES

On January 29, 2002, the Company issued 1,000,000 common shares pursuant to a consulting agreement for services to be rendered by the consultant for a six month period. These shares were valued at $140,000. During the six months ended July 31, 2002, the Company cancelled the agreement resulting in the return of 200,000 shares. Accordingly, the Company has expensed $112,000 of this fee for services received and reduced the common stock and additional paid in capital by $28,000 in aggregate. As a result, the outstanding prepaid expense for this agreement has been eliminated as of July 31, 2002.

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

During the six months ended July 31, 2002, officers of the Company advanced an aggregate of $49,804 to the Company. These advances will be repaid as the Company raises additional capital.

During the period ended July 31, 2002, management exercised stock options for 1,100,000 shares at a price of $0.13 per share for a total of $143,000 which was recorded as a reduction in accrued management compensation.

Subsequent to July 31, 2002, the Board of Directors authorized the issuance of 13,847,484 common shares to three officers of the Company in lieu of compensation due in the amount of $138,500.

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

Six Months Ended July 31, 2001	ARS	T&T	Total

Sales	$ -	$597,164	597,164
Segment income (loss)	(824,414)	(12,370)	(836,784)
Total assets	161,083	605,832	766,915

Six Months Ended July 31, 2002	ARS	T&T	Total

Sales	$ -	161,512	161,512
Segment (loss)	(454,756)	(26,218)	(480,974)
Total assets	46,834	401,141	447,975

8.  NON QUALIFIED STOCK COMPENSATION PLAN

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

9.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities consist of the following:

	Six Months Ended July 31, 2001	Six Months Ended July 31, 2002

Exercise of stock options for 1,100,000 shares @ $0.13 per share, offset against accrued compensation	$ -	$ 143,000
	=======	=========
Common stock issued to settle accounts payable (346,000 and 309,340 common shares)	$ 93,041	$ 58,783
	=======	=========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                The following information should be read in conjunction with the consolidated financial statements of ARS and the notes thereto appearing elsewhere in this filing.  Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current fact constitute "forward-looking statement"s. The accompanying financial statements and the discussion below were prepared by management and have not been reviewed by independent auditors.

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

                The Company entered into the Equity Line of Credit Agreement in March 2001.  Under the Equity Line of Credit, ARS may sell to Cornell Capital Partners up to $5.0 million of common stock over the two-year period following commencing on the earlier of (I) the effective date of a registration statement relating to the sale of the common stock purchased by Cornell Capital Partners under the Equity Line of Credit or (ii) as agreed upon in writing.  On July 20, 2001, ARS borrowed $150,000 from Cornell Capital Partners.  This loan was fully repaid in December 2001. The Company requires financing from other sources including individual and institutional investors to fund ongoing operations.

Results of Operations

Six Months Ended July 31, 2002 Compared To Six Months Ended July 31, 2001

                Sales.  ARS had sales of $161,512 and $597,164 in the six months ended July 31, 2002 and 2001, respectively.  All of these sales relate to ARS' wholly owned subsidiary, T&T Diesel Power, Ltd. These results reflect reduced demand for generators in recent months primarily from the telecommunications industry. T&T has  contracted a new sales professional to seek opportunities created by the deregulated electricity market in Ontario and the overall robust recovery of the Canadian economy.  His efforts to date have generated numerous proposals in the standby and prime power markets that we anticipate will translate into better sales performance Q3 and Q4.

                Cost of Sales.  ARS had cost of sales of $135,207, or 84% of sales, for the six months ended July 31, 2002 compared to $508,066, or 85% of sales, in the corresponding period in the prior year.  Such cost of sales relate to the sale of products from our wholly owned subsidiary, T&T Diesel. The generally slow market conditions have impacted pricing and the absorption of fixed plant overhead thus reducing margins.

                Total Operating Expenses.  ARS' total operating expenses decreased from $888,860 to $516,360, in the six months ended July 31, 2001 and 2002 respectively.  The decrease in operating expenses is principally due to reduced expenditures in  professional fees in 2002 versus the comparable prior year period.

                Net Loss.  ARS had a net loss of $480,974 or $0.2 per share, in the six months ended July 31, 2002 compared to a net loss of $826,784, or $0.06 per share, in the comparable period in the prior year.  The reduction in net loss is due for the most part to reduced professional fees expenses.

Three Months Ended July 31, 2002 Compared To Three Months Ended July 31, 2001

                Sales.  ARS had sales of $82,071 and $314,515 in the three months ended July 31, 2002 and 2001, respectively.  All of these sales relate to ARS' wholly owned subsidiary, T&T Diesel Power, Ltd. These results reflect reduced demand for generators in recent months primarily from the telecommunications industry.  The primary sales during this period relate to service and refurbishing work for some of T&T's main customers.

                Cost of Sales.  ARS had cost of sales of $61,594, or 75% of sales, for the quarter ended July 31, 2002 compared to $276,074, or 88% of sales, in the corresponding period in the prior year.  Such cost of sales relate to the sale of products from our wholly owned subsidiary, T&T Diesel. The increase margin reflects the service nature of the work performed by T&T in the quarter.

                Total Operating Expenses.  ARS' total operating expenses decreased from $429,960 to $267,714, in the quarter ended July 31, 2001 and 2002 respectively.  The decrease in operating expenses is principally due to reduced expenditures in professional fees in 2002 versus the comparable prior year period.

                Net Loss.  ARS had a net loss of $245,123 or $0.1 per share, in the three months ended July 31, 2002 compared to a net loss of $415,706, or $0.03 per share, in the comparable period in the prior year.  The reduction in net loss is due for the most part to reduced professional fees expenses.

Plan Of Operation

                ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history.  However, in July 2000, ARS completed the purchase of T&T Diesel Power, Ltd., which has been in business for 20 years.  In spite of this acquisition, ARS faces significant obstacles with regard to financing and customer acceptance of ARS' products.

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

The completion of these items is dependent on the Company's ability to raise the required capital to fund the above.

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

                The combination of the salesman seeking new opportunities, electricity deregulation and an improving market for generators bode well for the future of T&T. Nonetheless, T&T has under performed to date. Consequently the Company will continue to evaluate the overall performance of T&T and take actions to improve its contribution.

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

Raising sufficient capital has been difficult for the company given the poor state of capital markets and the limited availability of investment capital for new companies such as ARS.  The Company estimates that the required funding to complete the product, maintain operations and begin marketing is approximately $1.5 million.

In an attempt to meet its working capital needs, the Company entered into the Equity Line of Credit agreement on March 27, 2001 with Cornell Capital Partners, L.P. and to date has raised gross proceeds of $300,000 (net $270,000) under the Equity Line of Credit).  Under the equity line, the Investor is committed to purchase up to $5,000,000 of the Company's common stock over the course of 24 months commencing on the earlier of (i) effective registration of the shares or (ii) as mutually agreed in writing.  Under the equity line, the Company may request an advance by the Investor.  The number of shares of common stock that the  Investor shall receive for each advance is determined by dividing the amount of the advance by the purchase price.  The purchase price is 90% of the market price.  The maximum advance amount is equal to 150% of the average daily volume of the Company's common stock multiplied by the purchase price.  The average daily volume is computed by using the forty (40) trading days prior to the advance notice date.  The advance notice date is the date the investor receives a written notice from the Company requesting an advance amount under the equity line.  The market price is the average of the lowest closing bid prices of the common stock over the ten (10) trading day period beginning on the first trading day after an advance notice date and ending on the trading day prior to the relevant advance date.

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

As noted above, ARS has drawn minimally on the Equity Line primarily because of the depressed stock price and limited proceeds to the Company. As such, the Company is seeking alternate financing to fund the ongoing development and operations of ARS.  Management and the Board of Directors have taken the following actions in attempts to raise the required funding.

  In June 2002, the Company engaged The Eaton Group to assist in raising the required funding. The plan was to seek interim funding of $1.5 to $2 million for the completion of the remaining software, hardware and firmware components of Crosslogix as well as the completion of the vital system audit in order to bring the company to the marketing and operations stage of its development. Subsequently, the Eaton Group would assist the Company to raise the required funds to complete network development and also fund the operation of ARS. To date, this funding has not been achieved but efforts continue to do so.

  Concurrently with the above, ARS is actively seeking private and/or strategic investors/partners. These investors are being sought in North America as well as in Europe.

Other options will also be explored by the Company however, it must be noted that the success of these efforts are critical to the ongoing operations of ARS.

Market Development

ARS has been in contact with several major railways who have expressed interest in Crosslogix as well as the future applications of the system. Government agencies such as the FRA and Transport Canada have also been contacted and are supportive of the ongoing efforts of ARS. As part of its sales and marketing strategies, ARS will:

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

Change in Board of Directors

On August 29, 2002, two directors, Dale f. Sisel and Michael J. L. Kirby resigned from the Board due to other business interests. The Company will seek to add two directors to occupy the vacancies left by these resignations.

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

The acquisition of T & T was accounted for using the purchase method.  As of January 31, 2002 and July 31, 2002, the net carrying amount of goodwill is $329,200. The Company has reviewed the carrying amount of the goodwill associated with the purchase of T&T and determined that the stated goodwill fairly represents the value of T&T.

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
Other Information

Item 1.                    Legal Proceedings.

                None

Item 2.                    Changes in Securities and Use of Proceeds.

(a), (b) and (d).  None.

(c)           Sale of Unregistered Securities.

                In August 2002, the Company issued $10,847,434 shares to management in lieu of compensation valued at $108,500.

                 In April 2002, the Company issued 59,460 shares to consultants as the final payment for services valued at $8,300.

                In March 2002, ARS issued 106,780 shares for services valued at $21,400.

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

                In November 2001, ARS sold 10,000 shares for consideration of $1,710.

                In October 2001, ARS sold 235,043 shares for $0.117 per share for aggregate proceeds of $27,500.  Also in October 2001, ARS issued 135,000 shares of common stock for future services, of which 45,000 are subject to vesting schedules.  In addition, ARS issued 800,600 shares of common stock to officers and directors as a bonus.  These shares were valued at $80,060.

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

Item 3.                    Defaults upon Senior Securities.

                None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

                None.

Item 5.                    Other Information.

                None.

Item 6.                    Exhibits and Reports on Form 8-K.

                (a)                Exhibits.

Exhibit No.	Description	Location
2.1	Share Purchase Agreement dated as of July 31, 2000 among the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
2.2	Escrow Agreement dated as of July 31, 2000 among the Pallet Valo, the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
2.3	Promissory Note dated as of July 31, 2000 given by the Company to the former shareholders of T & T Diesel Power, Ltd.	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
3.1	Certificate of Incorporation	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
3.3	Bylaws	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
4.1	Lockup Agreement with Sydney Harland	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.2	Lockup Agreement with Donald Hathaway	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
4.3	Lockup Agreement with Robert Esecson	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
4.4	Lockup Agreement with Peter Hoult	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,

4.5	Lockup Agreement with Mark Miziolek	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
4.6	Lockup Agreement with Patrick Shea	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.1	Consulting Agreement dated as of February 9, 2001 between National Financial Communications Corp. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.2	Equity Line of Credit Agreement dated as of March 22, 2001 between Cornell Capital Partners, L.P. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.3	Escrow Agreement dated as of March 22, 2001 among Butler Gonzalez LLP, First Union National Bank and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.4	Registration Rights Agreement dated as of March 22, 2001 between Cornell Capital Partners LP and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.5	Consulting Services Agreement dated as of March 22, 2001 between Yorkville Advisors Management, LLC and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.6	Management Agreement for Vice President Finance and Chief Financial Officer dated as of January 1, 2001 between Mark P. Miziolek and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.7	Management Agreement for President and Chief Executive Officer dated as of January 1, 2001 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.8	License Agreement dated as of May 20, 1998 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.

10.9	Promissory Note dated as of July 31, 2001 in the original principal amount of $100,000 Canadian Dollars given by the Company to Betty Harland	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.10	Consulting services contract with Inc. Financial Group LLC dated January 29, 2002	Incorporated by reference on Form 10KSB filed May 15, 2002.
10.11	2002 Non Qualified Stock Option Plan	Incorporated by reference on form 10QSB filed with the Commission on June 14, 2002.
11.1	Statement re: Computation of Per Share Earnings	Not Applicable.
21.1	Subsidiaries of the Registrant	Provided herewith.

(b)           Reports on Form 8-K.

                None

Signatures

                In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2002	ARS NETWORKS, INCORPORATED

By: /s/ Sydney A. Harland
Name: Sydney A. Harland
Title: President and CEO