Form 10QSB/A
period 2002-07-31
ARS NETWORKS INC
filed 2002-12-13
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
Act of 1934

For the quarterly period ended July 31, 2002

|_| Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321

ARS NETWORKS, INCORPORATED
--------------------------
(Name of Small Business Issuer in Its Charter)

New Hampshire	14-1805077
--------------	----------
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Walnut Street, Champlain, New York      12919
-----------------------------------------      -----
(Address of Principal Executive Offices)          (Zip Code)

(518) 298-2042
--------------
(Issuer's Telephone Number, Including Area Code)

Check  whether  the issuer:  (1) filed all  reports  required to be filed by Section 13 or 15(d) of the Exchange  Act during the past 12 months,  and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 36,417,828 shares of Common Stock  outstanding  as of December 11, 2002.

Part I -- Financial Information

Item 1.     Financial Statements

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
July 31, 2002
CURRENT ASSETS:
Cash	$12,774
Accounts receivable	29,787
Due from officer	8,389
Inventories	51,201
Prepaid expenses (Note 4)	4,874

TOTAL CURRENT ASSETS	107,025

OTHER ASSETS
Goodwill, net	24,934
Machinery and equipment, net	11,104
Other	646

$143,709

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$201,510
Accrued compensation and fees	744,302
Accrued expenses - other	4,400
Note and advances payable - reated parties (Note 6)	113,604

TOTAL CURRENT LIABIILTIES	1,063,816

STOCKHOLDERS' DEFICIT (Notes 5 AND 6)
Preferred stock, $.0001 par value - 25,000,000 shares authorized; none outstanding	-

Common stock - $.0001 par value - 50,000,000 shares authorized; 21,720,394 outstanding	2,173

Additional paid in capital	4,134,715
Accumulated deficit	(5,056,995)

TOTAL STOCKHOLDERS' DEFICIT	(920,107)

$143,709

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)

	Three Months Ended July 31, 2001	Three Months Ended July 31, 2002

SALES	$ 314,515	$ 82,071

COST OF SALES	276,074	61,594

GROSS PROFIT	38,441	20,477

OPERATING EXPENSES
Advertising and promotion	7,596	45,486
Professional fees	213,031	64,070
Compensation	133,356	107,512
Development expenses	30,737	29,893
Rent and telecommunications	8,639	14,859
Depreciation and amortization	21,891	824
General	13,710	4,547

TOTAL OPERATING EXPENSES	428,960	267,191

OPERATING LOSS	(390,519)	(246,714)

INTEREST EXPENSE	23,187	2,200

LOSS BEFORE UNDERNOTED	(413,706)	(248,914)

GOODWILL ADJUSTMENT		304,266
		__________
LOSS BEFORE INCOME TAXES		(553,180)

INCOME TAXES	2,000	(3,791)

NET LOSS	$ (415,706)	$ (549,389)

LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.03)	$ (.03)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,798,866	20,570,437

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)

	Six Months Ended July 31, 2001	Six Months Ended July 31, 2002

SALES	$ 597,164	$ 161,512

COST OF SALES	508,066	135,207

GROSS PROFIT	89,098	26,305

OPERATING EXPENSES
Advertising and promotion	147,915	128,599
Professional fees	349,727	86,578
Compensation	242,380	208,752
Development expenses	75,580	51,576
Rent and telecommunications	18,037	30,973
Depreciation and amortization	30,014	1,459
General	25,207	8,422

TOTAL OPERATING EXPENSES	888,860	516,360

OPERATING LOSS	(799,762)	(490,055)

INTEREST EXPENSE	27,022	3,552

LOSS BEFORE THE UNDERNOTED	(826,784)	(493,607)

GOODWILL ADJUSTMENT		304,266
		__________
LOSS BEFORE INCOME TAXES		(797,873)

INCOME TAXES	10,000	(12,633)

NET LOSS	$ (836,784)	$ (785,240)

LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$(.06)	$ (.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,476,967	20,058,007

See accompanying notes

ARS NETWORKS INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (NOTE 9)
($US)

	Six Months Ended July 31, 2001	Six Months Ended July 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (836,784)	$(785,240)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Professional fees settled in stock	226,435	62,819
Depreciation and amortization	30,014	1,459
Interest imputed on note payable - investor	16,687
Goodwill Adjustment		304,266
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	108,632	51,022
Decrease (increase)in inventories	70,947	(5,573)
Decrease in prepaid expenses	8,002	110,744
(Increase) in due from officer	(5,765)	(1,890)
Increase in accounts payable and accrued expenses	115,031	183,214

TOTAL ADJUSTMENTS	569,983	706,061

NET CASH (USED IN) OPERATING ACTIVITIES	(266,801)	(79,179)

CASH FLOWS FROM INVESTING ACTIVITES
Fixed Assets Acquired	-	(1,300)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	186,600	10,000
Payments of long-term debt	(2,671)	(1,258)
Proceeds from note payable - investor	150,000
Advances from officers		49,804

NET CASH PROVIDED BY FINANCING ACTIVITIES	333,929	58,546

NET INCREASE (DECREASE) IN CASH	67,128	(21,933)
CASH, BEGINNING OF PERIOD	125,366	34,707

CASH, END OF PERIOD	$ 192,494	$ 12,774

See accompanying notes

ARS NETWORKS, INCORPORATED AND SUBSIDIARY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 INFORMATION AS OF July 31, 2002 AND FOR
THE PERIODS ENDED July 31, 2002 AND 2001 IS UNAUDITED
($US)

1.  ORGANIZATION

ARS Networks, Incorporated ("ARS"), incorporated on May 4, 1998 in New Hampshire, was formed to design and develop advanced railway communications and data management systems.  ARS's first product under development is Crosslogix™, an advanced warning system for railway level crossings.  The Company has been devoting most of its efforts to this business line.

On July 31, 2000, ARS acquired the stock of T & T Diesel Power, Ltd.  ("T & T").  T & T manufactures custom diesel power generating equipment. As a result of this acquisition, ARS began to earn revenue and is no longer considered a development stage enterprise. In November 2002, the company received a memorandum of understanding from a third party to acquire T&T and is currently negotiating the sale of the T&T.

In November 2002, the Board of Directors of ARS recommended to the shareholders to increase the authorized share capital of the company and also to issue 25 million preferred shares for the acquisition of all of the common shares of Majestic Refilter, Ltd. The shareholders' of ARS approved the two proposals above at a Special Meeting held December 5, 2002. As such, the Company's business will include the development and sale of the Refilter which reduces diesel emissions from trucks, buses and other diesel powered engines.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars. These financial statements have been prepared by management.

Principles of Consolidation

The consolidated financial statements include the accounts of ARS and its wholly owned subsidiary, T & T.  All material intercompany accounts and transactions are eliminated.

Going Concern and Management's Plans

The Company has a limited operating history with no revenues from its railway communications and data management systems business.  Because of this, the Company faces significant obstacles in regards to financing and customer acceptance of the Company's products. The Company's continuation as a going concern is dependent upon its ability to raise capital from external sources to fund the remaining development, operations and marketing of Crosslogix™.

As noted above, the Company held a Special Meeting of Shareholders on December 5, 2002 at which time the shareholders approved the increase in common shares authorized and the acquisition of Majestic Refilter, Limited in exchange for convertible preferred shares.

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

Unaudited Interim Financial Information

The accompanying financial statements are unaudited however, in the opinion of management, all adjustments necessary for a fair statement of financial position and results for the stated periods have been included.  These adjustments are of a normal recurring nature. Selected information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Results for interim periods are not necessarily indicative of the results to be expected for an entire fiscal year.  It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and accompanying notes for the year ended January 31, 2002.

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

The acquisition of T & T was accounted for using the purchase method.  As of January 31, 2002, the net carrying amount of goodwill was $329,200. Given the recent performance of T&T as well as the recent receipt of a Memorandum of Understanding related to the sale of T&T, the company has determined that a write down of the goodwill associated with T&T is appropriate. As such, management has written the down the carrying amount of goodwill to $24,934.

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

3.  T & T Diesel Power Limited

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

In November 2002, the company received a Memorandum of Understanding from a third party to acquire all of the outstanding common shares of T&T from ARS for aggregate consideration of approximately $63,000 ($100,000 Canadian). The company has written down the value of T&T and the related goodwill to reflect the realizable value on a sale of the T&T.

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

In October 2002, the Company requested and obtained a release from the Equity Line of Credit and related agreements.

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

Six Months Ended July 31, 2001	ARS	T&T	Total

Sales	$ -	$597,164	597,164
Segment income (loss)	(824,414)	(12,370)	(836,784)
Total assets	161,083	605,832	766,915

Six Months Ended July 31, 2002	ARS	T&T	Total

Sales	$ -	161,512	161,512
Segment (loss)	(454,756)	(330,484)	(785,240)
Total assets	10,019	133,690	143,709

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

9.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities consist of the following:

	Six Months Ended July 31, 2001	Six Months Ended July 31, 2002

Exercise of stock options for 1,100,000 shares @ $0.13 per share, offset against accrued compensation	$ -	$ 143,000
	=======	=======
Common stock issued in exchange for previously incurred debt	$ 93,041	$ 58,783
	=======	=======

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

            The following information should be read in conjunction with the consolidated financial statements of ARS and the notes thereto appearing elsewhere in this filing.  Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current fact constitute "forward-looking statement"s. The accompanying financial statements and the discussion below were prepared by management.

Overview

            ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history.  In July 2000, ARS completed the purchase of T & T Diesel Power, Limited which has an operating history in excess of 20 years. However, recent performance by T&T has resulted in the company revisiting the acquisition and the Board of Directors has recommended the sale of T&T. At a Special Meeting of Shareholders held December 5, 2002, the Company's shareholders approved an increase in the authorized share capital of the Company as well as the issuance of 25 million convertible preferred shares to acquire Majestic Refilter, Ltd. ARS faces significant obstacles with regard to customer acceptance of its products.

            The Company entered into the Equity Line of Credit Agreement in March 2001.  Under the Equity Line of Credit, ARS may sell to Cornell Capital Partners up to $5.0 million of common stock over the two-year period following commencing on the earlier of (I) the effective date of a registration statement relating to the sale of the common stock purchased by Cornell Capital Partners under the Equity Line of Credit or (ii) as agreed upon in writing.  On July 20, 2001, ARS borrowed $150,000 from Cornell Capital Partners.  This loan was fully repaid in December 2001.  In October 2002, the Company requested and obtained a release from Cornell Capital Partners from all remaining obligations under the Equity Line of Credit Agreement and related agreements.

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

            Net Loss.  ARS had a net loss before the Goodwill adjustment of $493,607 or $0.02 per share, in the six months ended July 31, 2002 compared to a net loss of $826,784, or $0.06 per share, in the comparable period in the prior year.  The reduction in net loss is due for the most part to reduced professional fees expenses.

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

            Total Operating Expenses.  ARS' total operating expenses decreased from $428,960 to $267,714, in the quarter ended July 31, 2001 and 2002 respectively.  The decrease in operating expenses is principally due to reduced expenditures in professional fees in 2002 versus the comparable prior year period.

            Net Loss.  ARS had a net loss before the goodwill adjustment of $248,914 or $0.01 per share, in the three months ended July 31, 2002 compared to a net loss of $413,706, or $0.03 per share, in the comparable period in the prior year.  The reduction in net loss is due for the most part to reduced professional fees expenses.

Plan Of Operation

            ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history.  In July 2000, ARS completed the purchase of T&T Diesel Power Limited, which has been in business for 20 years. Poor performance by T&T has resulted in the Company's decision to sell T&T and to this end a Memorandum of Understanding was received in November 2002 and the Company is currently negotiating the sale.

            In recognition of the Company's difficulty in securing sufficient financing to continue in its current structure, the Board of Directors has recommended to the shareholders the acceptance of two proposals at a Special Meeting of Shareholders held December 5, 2002. The two proposals are:1) the increase in authorized common share capital to 500 million shares; and 2) Issuing 25 million convertible preferred shares to Majestic Safe-T-Products, Ltd.  In exchange for all the common shares of Majestic Refilter, Limited. Majestic Refilter has patented and is in the process of completing development on a filter that reduces diesel emissions from trucks, buses and other diesel engines. The shareholders approved the two proposals.

            Subsequent to the Special Meeting of Shareholders, ARS will focus on the Refilter operations while continuing with the development of the Crosslogix product subject to the License arrangements.

Majestic Refilter:

Diesel engines are the cause of a majority of the airborne pollutants that choke most major cities worldwide. Regulators internationally are setting stringent standards for diesel emissions that must be met at varying milestones during the coming decade. With over fifteen million diesel engines in operation in the U.S., and in excess of 50 million worldwide, the current output of harmful emissions is estimated to be well above 5 million tons per year. According to the Environmental Protection Agency (EPA), each year smog and soot account for 15,000 premature deaths, one million respiratory problems, 400,000 asthma attacks and thousands of cases of aggravated asthma, especially in children. It is this problem that, after two years of research, has lead to the development of an exhaust filtering system called REFILTER.

The Majestic REFILTER Exhaust Filter System incorporates a removable filter/converter system that is designed for cleaning when needed. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90% reduction in emissions and therefore meeting the upcoming standards. The MAJESTIC REFILTER Exhaust Filter System will reduce particle emissions from combustion engines and has applications in transportation and construction as well as other industries.

The Company has completed the necessary research and is continuing development with regard to a proto-type unit. A search of the exhaust filter industry has shown that there are no similar systems available on the market.  A comprehensive patent application has been granted.

The company's core business is the development and commercialization, through a sale or licensing, of the REFILTER. As a result the company does not require large amounts of capital for facilities, equipment and inventory.

The REFILTER is being developed in response to the Environmental Protection Agency (EPA) standards for 2007 that requires a 90% reduction in diesel emissions by the year 2007.  The system consists of two recyclable canisters, a mount assembly, a heat shield, a wiring harness and associated sensors.  The unit is approximately 12" in diameter and 48" high and replaces the exhaust muffler currently used on diesel trucks.  Of the two canisters; the lower one encases a catalytic converter to remove Carbon Monoxide (CO), Hydrocarbons (HC) and Oxides of Nitrogen (Nox) while the upper canister encases a ceramic filter to remove Particulate Matter (PM).  Sensors monitor the engine back-pressure and, through a digital readout in the driver compartment, advises the driver, in advance, when it is time to replace the canisters.  Replacement will occur every 40-50,000 miles depending on engine type, size and duty cycle. The next time the driver stops for fuel he has the canisters replaced with clean ones.  This procedure will take approximately five minutes.  The dirty canisters are stored in a rack until they are picked up and transported to a cleaning facility.  Once the canisters are cleaned they can be returned to the fueling facility racks. The MAJESTIC REFILTER Exhaust Filter System will significantly reduce harmful emissions from combustion engines and has applications in any industry that utilizes diesel engines.

Throughout the world diesel engines are the power plant of choice for running trucks, buses, trains and heavy industrial equipment. This is so because a diesel engine is considered the most efficient form of internal combustion engine available. The combination of a slow development in "low" or "zero" emissions engines and the perception that there is an adequate supply of petroleum products leads us to believe that diesel engines will dominate the worlds roads for some time to come and in ever increasing numbers each year.  Although the diesel engine is, and will continue to be the most popular form of industrial drive, it comes at a very heavy cost to the environment.

Diesel engines are the cause of much of the airborne pollutants that choke the vast majority of major cities worldwide. Regulators internationally are setting standards for diesel emissions that must be met at varying milestones during the coming decade. With development to market lead times in this industry being typically five to seven years, this means that solutions are needed now. As large corporations are seeking the best way to solve this problem, Majestic Refilter has recently patented the most practical system to allow industry to meet these standards. REFILTER's intention is to execute the initial development and license the patents.

With over fifteen million diesel engines in operation in the US and in excess of 50 million worldwide, the current output of harmful emissions is estimated to be well above 5 million tons per year. Regulators estimate that the 24,000 school buses in California alone generate 13 tons of soot daily. According to the Environmental Protection Agency (EPA), each year smog and soot account for 15,000 premature deaths, one million respiratory problems, 400,000 asthma attacks and thousands of cases of aggravated asthma, especially in children.

The culprit emissions can be reduced to four general areas - (PM) Particulate Matter, (CO) Carbon Monoxide, (HC) Hydrocarbons and (NOx) Oxides of Nitrogen. Until recently, the effort to reduce these pollutants has concentrated on fuel formulations and engine standards, it has become apparent that these areas of emission reductions will fall far short of the requirements and alternative additional solutions must be found fast. Recent EPA standards call for a 90% reduction in diesel emissions by the year 2007.

Recently, both the EPA & CARB (California Air Resources Board) have been strongly suggesting that the upcoming emission standards are "tailored to force the use of diesel particulate filters on new heavy-duty engines." During MAJESTIC REFILTER's research phase of this project, it was apparent that both a catalytic converter and a particulate trap would be needed to meet the standards set. Further research indicated that trying to make a filter system that would last the life of the vehicle would be impractical, primarily due to the typical long life span of a diesel engine. This led MAJESTIC REFILTER to the most practical solution: a removable filter/converter system that is designed for cleaning when needed. This allows for the construction of a simple and robust filter/converter, as it only needs to work for a specified amount of time before it is cleaned and put back into service. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90% reduction in emissions and therefore meeting the upcoming standards. A suitable service industry will be required to manage the pickup, cleaning and redistribution of the filter/converters.  MAJESTIC REFILTER anticipates that this service will begin with local municipalities (transit buses, county maintenance equipment etc.) and rapidly grow to serve all industries operating diesel engines.

The MAJESTIC REFILTER Exhaust Filter System will reduce particle emissions from combustion engines and has applications in any industry that utilizes diesel engines. Patent searches for comparable concepts have been completed and nothing similar has been found.  To date 15% of the development has been conducted and completion time for the balance of development through licensing will be approximately 10 months.

  A comprehensive patent has been granted and a second patent application has been filed.

MAJESTIC REFILTER's market strategy is to build wide interest for a product during the final stages of development.  This is done through new product articles in trade magazines and press releases to other media such as television and newspaper.   Once a prototype has been completed, and a presentation package prepared, potential licensees are contacted by MAJESTIC REFILTER Sales & Marketing staff.   Presentations to the potential licensee are conducted with possibly two or three additional presentations required. At the conclusion of the final presentation, terms and conditions of a license are outlined.  A license agreement is drafted by the potential licensee and reviewed by MAJESTIC REFILTER corporate lawyers.  MAJESTIC REFILTER may review license agreements from several companies on a single product.  Acceptance will be based on the agreement with the most beneficial terms and conditions. Sales and marketing plans are individually developed for each product based on their uniqueness and potential market with the following common principles;

1.	Ultimate "sale" of intellectual property includes a license fee, a royalty, a combination of both of these, or an outright purchase.
2.	A license is consummated via a License Agreement, with minimum performance conditions.
3.	License fees and royalties are established by either a discounted cash flow analysis or by the managers based on development costs, the potential market as well as terms of the agreement including exclusivity (individual agreements may be made for various national or international regions).
4.	Target market for each product is a manufacturer of similar or complimentary products.
5.	Potential licensees are qualified as to their ability to fund final development, obtain necessary capital equipment to produce products(s) as well as their potential ability to successfully market the product through direct marketing or independent sales distribution.
6.	Individual "Power Point" presentations, samples and technical data sheets are prepared on each product for a professional presentation.

As part of the development process, MAJESTIC REFILTER'sstaff researches potential markets and identifies prospective customers (manufacturers/distributors). Utilizing current technology this information is obtained through the Internet from various government, industry and financial web sites.

Prior to the direct marketing to potential licensees the company intends to establish strategic alliances with several companies that would benefit from the successful introduction of this product.  Having established alliances will make the product more appealing to potential OEM licensees. The companies this involves are as follows:

1)      Manufacturers of canisters.
2)      Manufacturer of filter core.
3)      Manufacturer of catalyst core.
4)      Service / recycling.

Based on research to date management estimates that approximately 4.5 million heavy diesel engines are produced each year globally. The company is confident that once the product becomes widely accepted it will achieve a 32% market share worldwide within 6-7 years.  In the meantime managements is anticipating that the sale of retro-fits units could be begin in the second year of operations.

The potential international market for this product could exceed $7.6 billion a year, including servicing, which would result in MAJESTIC REFILTER revenues of $384 million a year based on a 5% royalty.  The Exhaust Filter has applications in any industry that utilizes diesel engines.  The market life expectancy for the Exhaust Filter should last for the term of the patent (20 years).  Potential licensees for the exhaust filter will be engine or vehicle manufacturers such as Ford Motor Co., International, Detroit Diesel, Allis-Charmers, Daimler-Chrysler.

Income will consist of revenues from license fees and royalties. Management anticipates the license agreement will include an initial fee of $10M (ten million dollars) to be paid upon the execution of the licensing agreement with an annual license fee of $3M (three million dollars). Also included in an acceptable agreement would be a royalty, based on 5% of gross revenues for both the sale of the REFILTER and exchange service (recycling).

Crosslogix

            The prime focus of ARS' Crosslogix ™ is public safety at rail crossings.  The system has evolved into Crosslogix™. ARS' objective is to build and design state of the art systems that meet customer demands, that are cost competitive, and capable of standing up to the tough conditions of continuous use in the railway industry.

The Advance Warning System for railway level crossings is the first commercial application to be offered by ARS on its integrated service information system.  ARS' Crosslogix™ technology provides a portal for the integration of an extensive family of wayside warning applications.  The ability to integrate other applications to ARS' system adds considerable value for the railways and yet is relatively inexpensive to implement. ARS' development effort with respect to the Crosslogix™ technology consists of:

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

T&T Diesel Power Limited Plan of Operations:

            T&T Diesel Power Limited has under performed and as such the Company has entered into negotiations to sell T&T. The Company has received a Memorandum of Understanding from a third party for sale of T&T for approximately $63,000 ($100,000 Cdn).

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

As noted above, ARS has drawn minimally on the Equity Line primarily because of the depressed stock price and limited proceeds to the Company. In October 2002, the Company requested and was granted a release from the Equity Line and related agreements. As such, the Company is seeking alternate financing to fund the ongoing development and operations of ARS.  Management and the Board of Directors have reviewed numerous options to raise the required funding but have been unsuccessful in doing so.

The Company's independent certified public accountants have stated in their report included in the Company's January  31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.  These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

  During the show case phase of the crossing product launch, build strong personal relationships with key decision makers in each company in order to both understand their needs more thoroughly and effectively position the ARS Crosslogix crossing and all its potential products for future sales and service.

Purchase or Sale of Plant and Significant Equipment

During the current fiscal period, the Company does not anticipate purchasing or selling any plant or significant equipment.

Significant Changes in Numbers of Employees

The Company currently has seven employees, of which two are full-time.  The number of employees/consultants will reduce upon the sale of T&T to 4. The acquisition of Majestic Refilter will add one person in the short term.

Change in Board of Directors

On August 29, 2002, two directors, Dale F. Sisel and Michael J. L. Kirby resigned from the Board due to other business interests. The Company appointed Daniel Murphy and Mark Miziolek to occupy these vacancies on an interim basis.

Patents

ARS has patent protection, under a license agreement, for an Automated Railway Crossing. The patent was granted in June 2001.

Majestic Refilter has received a notice of allowance for a comprehensive patent regarding the Refilter Product. A second patent has been applied for.

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

The acquisition of T & T was accounted for using the purchase method.  As of January 31, 2002, the net carrying amount of goodwill was $329,200. The Company has reviewed the carrying amount of the goodwill associated with the purchase of T&T and determined that a write down of the carrying amount of goodwill to $24,934 is required. This adjustment is reflected in the financial statements.

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

(a)        None.

 (b)       None.

( c)       None

(d)        None

Item 3.                        Defaults upon Senior Securities.

            None.

Item 4.                        Submission of Matters to a Vote of Security Holders.

             None

Item 5.                        Other Information.

            None.

Item 6.                        Exhibits and Reports on Form 8-K.

            (a)        Exhibits.

Exhibit No.	Description	Location

99.1	Certification of Sydney A. Harland pursuant to Section 906 of Sarbanes-Oxley Act of 2002, (filed herewith)	Provided herein
99.2	Certification of Mark Miziolek pursuant to Section 906 of Sarbanes-Oxley Act of 2002, (filed herewith)	Provided herein

(b)        Reports on Form 8-K.

            None

Signatures

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 9, 2002                               ARS NETWORKS, INCORPORATED

                                                            By:       /s/ Sydney A. Harland
                                                            Name:  Sydney A. Harland
                                                            Title:     President and CEO