Form 10QSB
period 2002-10-31
ARS NETWORKS INC
filed 2002-12-17
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
Act of 1934

For the quarterly period ended October 31, 2002

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

(518) 298-2042
--------------
(Issuer's Telephone Number, Incluing Area Code)

Check  whether  the issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange  Act during the past 12 months,  and (2) has
been subject to such filing requirements for the past 90 days. Yes |X| No |_|

There were 36,417,828 shares of Common Stock outstanding  as of December 16, 2002.

 Part I -- Financial Information

Item 1.     Financial Statements

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
October 31, 2002
CURRENT ASSETS:
Cash	$ 4,441
Accounts receivable	29,403
Due from officer	8,389
Inventories	27,239
Prepaid expenses (Note 4)	2,831

TOTAL CURRENT ASSETS	72,303

OTHER ASSETS
Goodwill, net	24,934
Machinery and equipment, net	10,288
Other	646

$ 108,171

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 235,279
Accrued compensation and fees	682,859
Accrued expenses - other	5,700
Note and advances payable - related parties (Note 6)	117,917
Note Payable	9,734

TOTAL CURRENT LIABIILTIES	1,051,489

STOCKHOLDERS' DEFICIT (Notes 5 AND 6)
Preferred stock, $.0001 par value - 25,000,000 shares authorized; none outstanding	-

Common stock - $.0001 par value - 50,000,000 shares authorized; 35,417,828 outstanding	3,544

Additional paid in capital	4,271,805
Accumulated deficit	(5,218,667)

TOTAL STOCKHOLDERS' DEFICIT	(943,318)

$ 108,171

See accompanying notes to unaudited financial information

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)

	Three Months Ended October 31, 2001	Three Months Ended October 31, 2002

SALES	$ 252,427	$ 66,580

COST OF SALES	192,874	62,253

GROSS PROFIT	59,553	4,327

OPERATING EXPENSES
Advertising and promotion	32,095	1,086
Professional fees	112,918	10,462
Compensation	188,740	108,255
Development expenses	21,1 44	17,235
Rent and telecommunications	11,492	11,925
Depreciation and amortization	14,628	739
General	4,780	2,079

TOTAL OPERATING EXPENSES	385,797	151,781

OPERATING LOSS	(326,244)	(147,454)

INTEREST EXPENSE	127,726	1,585

LOSS BEFORE INCOME TAXES	(453,970)	(149,039)

INCOME TAXES	11,000	12,633

NET LOSS	$ (464,970)	$ (161,672)

LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.03)	$ (0.0)

WEIGHTED AVERAGE SHARES OUTSTANDING	14,225,259	34,087,645

See accompanying notes to unaudited financial information

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)
($US)

	Nine Months Ended October 31, 2001	Nine Months Ended October 31, 2002

SALES	$ 849,591
		$ 228,092
COST OF SALES	700,940	197,460

GROSS PROFIT	148,651	30,632

OPERATING EXPENSES
Advertising and promotion	189,590	129,685
Professional fees	462,645	97,040
Compensation	431,120	317,007
Development expenses	96,724	68,811
Rent and telecommunications	29,529	42,898
Depreciation and amortization	44,642	2,198
General	20,407	10,502

TOTAL OPERATING EXPENSES	1,274,657	668,141

	__________	__________
OPERATING LOSS	(1,126,006)	(637,509)

INTEREST EXPENSE	154,748	5,137

	__________	__________
LOSS BEFORE THE UNDERNOTED	(1,280,754)	(642,646)

GOODWILL ADJUSTMENT		(304,266)

	__________	__________
LOSS BEFORE INCOME TAXES	(1,280,754)	(946,912)

INCOME TAXES	21,000

NET LOSS	$ (1,301,754)	$ (946,912)

LOSS PER SHARE (BASIC AND DILUTED):
Net loss	$ (.10)	$ (.04)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,691,914	24,765,906

See accompanying notes to unaudited financial information

ARS NETWORKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(NOTE 9)
($US)

	Nine Months Ended October 31, 2001	Nine Months Ended October 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,301,754)	$ (946,912)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Professional fees and officers compensation settled in stock	348,585	201,294
Depreciation and amortization	44,642	2,198
Interest imputed on note payable - investor	136,530
Goodwill Adjustment		304,266
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	54,091	51,406
Decrease (increase)in inventories	61,716	18,389
Decrease in prepaid expenses	1,436	112,787
(Increase) in due from officer	(5,765)	(1,890)
Increase in accounts payable and accrued expenses	287,599	156,903

TOTAL ADJUSTMENTS	928,834	845,353

NET CASH (USED IN) OPERATING ACTIVITIES	(372,920)	(101,559)

CASH FLOWS FROM INVESTING ACTIVITES
Fixed Assets Acquired	-	(1,300)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	391,600	10,000
Payments of long-term debt	(3,996)	(1,258)
Proceeds from note payable - investor	150,000
Payments of note payable - investor	(100,000)
Payment of note payable - former shareholders of T&T Diesel	(115,516)
Proceeds from note payable		9,734
Advances from officers		54,117

NET CASH PROVIDED BY FINANCING ACTIVITIES	322,088	72,593

NET INCREASE (DECREASE) IN CASH	(50,832)	(30,266)
CASH, BEGINNING OF PERIOD	125,366	34,707

CASH, END OF PERIOD	$ 74,534	$ 4,441

See accompanying notes to unaudited financial information

ARS NETWORKS, INCORPORATED AND SUBSIDIARY

 NOTES TO CONDENSED  CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2002

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

2. SUMMARY OF SIGNIFICANT ACOOUNTING POLICIES AND OTHER INFORMATION

 General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine -month period ended October  31, 2002 are not necessarily indicative of the results that may be expected for the year ended January 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated January 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Consolidation

The consolidated financial statements include the accounts of ARS and its wholly-owned subsidiary, T & T. Significant intercompany transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes

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

In November 2002, the company received a Memorandum of Understanding from a third party to acquire all of the outstanding common shares of T&T from ARS for aggregate consideration of approximately $63,000 ($100,000 Canadian). The company has written down the value of T&T and the related goodwill to reflect the realizable value on a sale of T&T.

4. PREPAID EXPENSES

On January 29, 2002, the Company issued 1,000,000 common shares pursuant to a consulting agreement for services to be rendered by the consultant for a six month period. These shares were valued at $140,000. The Company cancelled the agreement prior to the end of the term resulting in the return of 200,000 shares. Accordingly, the Company has expensed $112,000 of this fee for services received and reduced the common stock and additional paid in capital by $28,000 in aggregate. As a result, the outstanding prepaid expense for this agreement has been eliminated.

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

6.  RELATED PARTY TRANSACTIONS

The note payable - related party is for $100,000 (Canadian).  The note was due July 31, 2001 and bears interest at 8.5% per annum.  The balance due in United States currency on this note is $63,800 as of October 31, 2002.  In January 2002, the Company issued options to purchase 100,000 shares and in February 2002 issued 25,000 common shares to the related party in connection with the note payable.

During the nine months ended October 31, 2002, officers of the Company advanced an aggregate of $54,117 to the Company. These advances will be repaid as the Company raises additional capital.

During the period ended October 31, 2002, management exercised stock options for 1,100,000 shares at a price of $0.13 per share for a total of $143,000 which was recorded as a reduction in accrued management compensation.

In August 2002, the Board of Directors authorized the issuance of 13,847,484 common shares to three officers of the Company in lieu of compensation due in the amount of $138,500.

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

Nine Months Ended October 31, 2001	ARS	T&T	Total

Sales	$ -	849,591	849,591
Segment income (loss)	(1,296,480)	(5,274)	(1,301,754)
Total assets	46,302	658,363	704,665

Nine Months Ended October 31, 2002	ARS	T&T	Total

Sales	$ -	228,092	228,092
Segment (loss)	(578,224)	(368,688)	(946,912)
Total assets	20,050	88,121	108,171

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

9.  SUPPLEMENTAL CASH FLOW INFORMATION

Noncash activities consist of the following:

	Nine Months Ended October 31, 2001	Nine Months Ended October 31, 2002

Exercise of stock options for 1,100,000 shares @ $0.13 per share, offset against accrued compensation	$ -	$ 143,000
	=======	=======
Common stock issued in exchange for previously incurred debt and compensation	$ 93,041	$ 197,258
	=======	=======

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                The following information should be read in conjunction with the consolidated financial statements of ARS and the notes thereto appearing elsewhere in this filing.  Statements in this Management's Discussion and Analysis or Plan of Operation that are not statements of historical or current fact constitute "forward-looking statements". The accompanying financial statements and the discussion below were prepared by management.

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

Results of Operations

Nine Months Ended October 31, 2002 Compared To Nine Months Ended October 31, 2001

                Sales.  ARS had sales of $228,092 and $ 849,591 in the nine months ended October 31, 2002 and 2001, respectively.  All of these sales relate to ARS' wholly owned subsidiary, T&T Diesel Power, Ltd. These results reflect reduced demand for generators in recent months primarily from the telecommunications industry. The poor performance by T&T has resulted in the decision to sell the operation.

                Cost of Sales.  ARS had cost of sales of $197,460, or 87% of sales, for the nine months ended October 31, 2002 compared to $700,940, or 83% of sales, in the corresponding period in the prior year.  Such cost of sales relate to the sale of products from our wholly owned subsidiary, T&T Diesel. The generally slow market conditions have impacted pricing and the absorption of fixed plant overhead thus reducing margins.

                Total Operating Expenses.  ARS' total operating expenses decreased from $1,274,657 to $668,141, in the nine months ended October 31, 2001 and 2002 respectively.  The decrease in operating expenses is principally due to reduced expenditures in professional fees in 2002 versus the comparable prior year period.

                Net Loss.  ARS had a net loss before the Goodwill adjustment of $642,646 or $0.03 per share, in the nine months ended October 31, 2002 compared to a net loss of $1,301,754, or $0.10 per share, in the comparable period in the prior year.  The reduction in net loss is due in large part due to reduced professional fees expenses.

Three Months Ended October 31, 2002 Compared To Three Months Ended October 31, 2001

                Sales.  ARS had sales of $66,580 and $252,427 in the three months ended October 31, 2002 and 2001, respectively.  All of these sales relate to ARS' wholly owned subsidiary, T&T Diesel Power, Ltd. These results reflect reduced demand for generators in recent months primarily from the telecommunications industry.

                Cost of Sales.  ARS had cost of sales of $62,253, or 94% of sales, for the quarter ended October 31, 2002 compared to $192,874, or 76% of sales, in the corresponding period in the prior year.  Such cost of sales relate to the sale of products from our wholly owned subsidiary, T&T Diesel. The reduced margin reflects the reduction in business at T&T.

                Total Operating Expenses.  ARS' total operating expenses decreased from $385,797 to $151,781, in the quarter ended October 31, 2001 and 2002 respectively.  The decrease in operating expenses is principally due to reduced expenditures in professional fees and compensation expenses in 2002 versus the comparable prior year period.

                Net Loss.  ARS had a net loss of $161,672, or $0.005 per share in the three months ended October 31, 2002 compared to a net loss of $464,970, or $0.03 per share, in the comparable period in the prior year.  The reduction in net loss is due for the most part to reduced professional fees expenses and compensation expenses for the comparable periods.

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

                In recognition of the Company's difficulty in securing sufficient financing to continue in its current structure, the Board of Directors recommended to the shareholders the acceptance of two proposals at a Special Meeting of Shareholders held December 5, 2002. The two proposals are:1) the increase in authorized common share capital to 500 million shares; and 2) Issuing 25 million convertible preferred shares to Majestic Safe-T-Products, Ltd.  In exchange for all the common shares of Majestic Refilter, Limited. Majestic Refilter has patented and is in the process of completing development on a filter that reduces diesel emissions from trucks, buses and other diesel engines. The shareholders approved the two proposals.

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

As noted above, ARS has drawn minimally on the Equity Line primarily because of the depressed stock price and limited proceeds to the Company. In October 2002, the Company requested and was granted a release from the Equity Line and related agreements. As such, the Company is seeking alternate financing to fund the ongoing development and operations of ARS.  Management and the Board of Directors have reviewed numerous options to raise the required funding but have been unsuccessful in doing so

The Company's independent certified public accountants have stated in their report included in the Company's January  31, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.  These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Market Development

ARS has been in contact with several major railways who have expressed interest in Crosslogix as well as the future applications of the system. Government agencies such as the FRA and Transport Canada have also been contacted and are supportive of the ongoing efforts of ARS. As part of its sales and marketing strategies, ARS will:

  Install a crossing showcase to demonstrate the advantages over traditional crossings.

  Make presentations to railway industry executives and their Boards.

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

(c)          None

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

(b)           Reports on Form 8-K.

                On September 27, 2002, the Company filed a Current Report on Form 8-K dated September 13, 2002, reporting under Item 6, the resignations of Dale F. Sisel and Michael J. L. Kirby as Directors . The Company appointed Mark Miziolek and Daniel Murphy as Directors.

                Signatures

                In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 16, 2002	ARS NETWORKS, INCORPORATED
By: /s/ Sydney A. Harland
Name: Sydney A. Harland
Title: President and CEO