Form 10KSB
period 2003-01-31
ARS NETWORKS INC
filed 2003-05-16
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange
Act of 1934

For the Year ended January 31, 2003

|_| Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from _______ to _______.

Commission File No. 001-14883

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

There were 15,015,006 shares of Common Stock outstanding as of May 14, 2003.

PART I

Item 1.  Description of Business

Business Development

ARS Networks, Incorporated ("ARS" or the "Company") is a corporation formed in New Hampshire on May 4, 1998.

ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history.  In July 2000, ARS completed the purchase of T & T Diesel Power, Ltd. ("T & T"), a manufacturer  of custom diesel power generating equipment, that  had  an operating history in excess of 20 years. However, recent under performance by T&T resulted in the sale of T&T in January 2003. In recognition of the Company's difficulty in securing sufficient financing to continue in its current structure, the Board of Directors recommended that the Company revisit its capital structure and also its business plan. As a result, the Company has undertaken several changes in order to bring value to shareholders.

At a Special Meeting of Shareholders held December 5, 2002, the Company's shareholders approved an increase in the authorized share capital of the Company to 500,000,000 shares.

                In February 2003, the Company's Board of Directors recommended, and the shareholders approved, a reverse stock split on the ratio of 1 (one) post split share for each 50 (fifty) pre split shares held by shareholders. Following the filing and acceptance of schedule 14 C, the reverse split became effective on March 26, 2003. The Company's trading symbol was also changed on March 26 to ARSW.

                On March 28, 2003, the Company entered into a Letter of Intent with Alexander and Wade Inc to acquire 100% of its wholly owned subsidiary, Majestic Refilter, Ltd. ("Majestic Refilter") On April 8, 2003, the Board of ARS approved the transaction under which ARS issued 2 million shares of its restricted common stock  for the acquisition. The purchase of Majestic Refilter closed on April 22, 2003. More detailed discussion of this product and its benefits to ARS are noted below.

                On April 25, ARS acquired all of the outstanding common shares of HMM Capital Holdings Inc. ("HMM") and with this transaction also acquired the license to distribute the ARS Fire Safety Tec fire retardant doors. The fire doors are approved by United Laboratories in the United States and Canada. The retrofit fire doors are protected by patent in the US. The doors meet the current safety legislation guidelines imposed in the US and Canada and have been sold in North America for the past several years. As consideration, ARS issued 10 million shares of its restricted common stock to the shareholders of HMM Capital Holdings, Inc. in exchange for all 10 million shares of HMM outstanding.

                Given the above, the Company has refocused its business strategy for 2003 and beyond. The fire doors are expected to bring revenue to the Company immediately and the Company will also focus on the continued development of Crosslogix and the Refilter product. However, it must be noted that the customer acceptance of these products is not assured.

Business of Issuer

The recent acquisitions by ARS will result in a revised focus for the Company. While the Company had historically looked to develop a private wireless network for the railway industry, the Company will focus primarily on the sales of the fire doors and development of a distribution system to maximize the revenue and profits. The Company will continue to invest in the development of Crosslogix as well as the development of the Refilter product as management believes that markets and revenues exist for these products.

ARS/Fire Safety Tec, technology is approved by Underwriters Laboratory (UL) and is patented. The door kit been test marketed and more than 70,000 kits have been sold in the US and Canada and saves up to 80% in cost when upgrading any existing non-rated door to a code compliant fire rated door in commercial, institutional and multi-unit residential buildings such as nursing homes, apartment buildings, hotels, dormitories, hospitals, offices, government buildings and retail environments.

There is a well defined and current North American market opportunity to participate in the upgrade of 50 million doors that are required to meet minimum standard Fire Code. Corridor-to-unit doors require a 20-minute fire protection rating. Proper doors are mandated under Fire and Building Code regulations, given that doors are usually the weakest structural element and, when breached, offer fire an easy path to spread.

National Fire Data Center of the US Fire Administration provides the overall fire picture in the US for the year 2000: "4,045 Americans lost their lives and another 22,350 were injured as the result of fire. Fire killed more people than all natural disasters combined. 1.7 million fires were reported. Direct property loss due to fires was estimated at $11 billion. 85% of all fire deaths and 75% of direct dollar loss occurred in residential properties." US Fire Administration, in the study, relating to city characteristics and residential fires statistics in the USA (August 1998), states: "Cities with older housing stock demonstrated a greater likelihood of fire. The overall residential fire statistics tended to be significantly higher in cities with older housing stock and lower in cities with newer housing, because newer housing is built to higher building codes".

ARS Fire Safety Tec offers an affordable patented technology to address this issue. The timing could not be better, National Fire Protection Association (NFPA)101, Life Safety®, is one of the most frequently used NFPA standards. As of July 1, 2002 it has been adopted by 33 of the 50 states and is used internationally as well. Life Safety® is also the standard used by the federal government. Thirty-three States have not only adopted the minimum standard but are enforcing it.  Safety has become one of the most important issues amongst elected officials and governmental agencies.  Life Safety requires all authorities having jurisdiction to pay additional attention to assure fire containment. (Source NFPA Journal July/August 2002)

ARS/ Fire Safety Tec uses space age technology similar to the material used by the space shuttle during re-entry into the earth's atmosphere to insulate against fire. Prior to ARS FST technology introduction the only way to comply with Fire and Building codes was to replace an existing non-rated door with a new installed $1,100 fire rated door and frame. The Company's retrofit fire door kit allows property owners an affordable and approved technology to convert existing doors into fire rated doors for an installed price of $220 a savings of 80% over the alternative, door replacement.  ARS / FST offers full Code compliance. In addition ARS/FST eliminates the need to dispose of old doors thus providing a significant environmental benefit and further disposal cost savings.

Refilter

Diesel engines are the cause of a majority of the airborne pollutants that choke most major cities worldwide. Regulators internationally are setting stringent standards for diesel emissions that must be met at varying milestones during the coming decade. With over fifteen million diesel engines in operation in the U.S., and in excess of 50 million worldwide, the current output of harmful emissions is estimated to be well above 5 million tons per year. According to the Environmental Protection Agency (EPA), each year smog and soot account for 15,000 premature deaths, one million respiratory problems, 400,000 asthma attacks and thousands of cases of aggravated asthma, especially in children. It is this problem that, after two years of research, has lead to the development of an exhaust filtering system called ARS REFILTER.

The ARS REFILTER Exhaust Filter System incorporates a removable filter/converter system that is designed for cleaning when needed. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90% reduction in emissions and therefore meeting the upcoming standards. The ARS REFILTER Exhaust Filter System will reduce particle emissions from combustion engines and has applications in transportation, mining and construction as well as other industries.

The Company has completed the necessary research and is continuing development with regard to a proto-type unit. A search of the exhaust filter industry has shown that there are no similar systems available on the market.  A patent notice of allowance has been granted and the Company anticipates the patent will be issued with in the next two months.

Crosslogix:

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

Plan of operation

The Company's prime focus will be the launch of ARS/Fire Safety Tec ("FST"), which the Company feels will generate substantial revenues for ARS and it's investors.

The Company's key corporate objectives and strategies for 2003 are to secure sufficient financing to ensure sales, marketing, operational objectives and development are accomplished during FST's 2003 US launch and beyond. FST plans to establish it's US head quarters in the north eastern US to implement it's marketing and sales goals for FST's flagship product and new product introductions. FST will seek out strategic partners to market, distribute and install FBT products.

FST's marketing objectives and strategies are an essential component from the time of launch in order to effectively position the product's competitive benefits and establish awareness. Market evaluation, the first stage of the market strategy, has been completed during the last three years of test marketing and manufacturing the product in Canada. The Company has successfully sold over 70,000 units, mostly in Toronto Canada; notwithstanding, there is an increasing demand for the product in the US. Security, safety, cost savings, efficiencies and the adoption of NFPA-101 Life Safety Code-2000 by 33 of the 50 states as of July 1, 2002 has presented an unprecedented opportunity for FST. FST is confident it will be the supplier of choice and first to address property owners needs and carry price points that will generate attractive returns for investors in FST.

As part of its sales and marketing strategies, FST will appoint a Vice President Sales and Service in the FST organization Q2 2003 to co-ordinate efforts and immediately start building a full dealer sales, customer support and service network. FST will   develop live video presentations to train agents and our dealer network. FST will negotiate monthly volume purchase contracts with stocking dealers for delivery beginning Q2 2003. While the prime focus of all the above strategies is distribution, these efforts will be supported by publicity and advertising programs directed at the property management industry, its customers, Fire Marshals and key levels of government.  The FST Web site, direct mail, brochures, technical support material and presentations to professional associations to which the property management industry executives and Fire Marshals belong will all play important roles in the overall communication program. After-sales service and support are considered of critical importance in building trust and relationships that will be important when the Company introduces new products and will be addressed through partnering contracts with locally recognized service suppliers.

The Company's principal organization strategy is to maintain the fewest personnel and / or consultants consistent with achieving technical and functional superiority. The Company will focus on maintaining its lowest cost producer, most reliable supplier status and focus its efforts on being an outstanding sales and marketing driven organization.

To implement these organizational strategies, FST will:

  Build the FST organization under the guidance of our committed and experienced senior management team who are dedicated to the success of the Company's business plan;
  Maintain an involved Board of Directors that will provide day-to-day support to the efforts of the small, full-time management team;
  Recruit an experienced and superior sales team leader to develop and lead the sales and service function as a first priority;
  Focus on hiring a head office team with leadership and expertise to manage the contributions of suppliers, contractors, dealers, agents and other personnel.
  Minimize support staff; and plan for all other functions to be performed by consultants until there is financial justification to do otherwise.

Refilter

                The Company believes that there is an urgent need worldwide for the ARS Refilter and intends to seek out joint venture partners to commercialize product. In April 2003, President Bush's administration proposed reductions of greater than ninety percent in air pollution from diesel-powered farm, construction and other off-road equipment predicting the curbs would prevent thousands of premature deaths, respiratory ailments and heart attacks.

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

The ARS REFILTER Exhaust Filter System incorporates a removable filter/converter system that is designed for cleaning when needed. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90% reduction in emissions and therefore meeting the upcoming standards. The ARS REFILTER Exhaust Filter System will reduce particle emissions from combustion engines and has applications in transportation and construction as well as other industries.

The Company has completed the necessary research and is continuing development with regard to a proto-type unit. A search of the exhaust filter industry has shown that there are no similar systems available on the market.  A patent notice of allowance has been granted.

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

Regulators internationally are setting standards for diesel emissions that must be met at varying milestones during the coming decade. ARS Refilter has recently been issued a notice of allowance for a patent for the most practical system allowing industry to meet these standards. Refilter's intention is to execute the initial development and license the patents.

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

Recently, both the EPA & CARB (California Air Resources Board) have been strongly suggesting that the upcoming emission standards are "tailored to force the use of diesel particulate filters on new heavy-duty engines." During ARS Refilter's research phase of this project, it was apparent that both a catalytic converter and a particulate trap would be needed to meet the standards set. Further research indicated that trying to make a filter system that would last the life of the vehicle would be impractical, primarily due to the typical long life span of a diesel engine. This led ARS Refilter to the most practical solution: a removable filter/converter system that is designed for cleaning when needed. This allows for the construction of a simple and robust filter/converter, as it only needs to work for a specified amount of time before it is cleaned and put back into service. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90% reduction in emissions and therefore meeting the upcoming standards. A suitable service industry will be required to manage the pickup, cleaning and redistribution of the filter/converters

The ARS Refilter Exhaust Filter System will reduce particle emissions from combustion engines and has applications in any industry that utilizes diesel engines. Patent searches for comparable concepts have been completed and nothing similar has been found.  To date 15% of the development has been conducted and completion time for the balance of development, assuming sufficient financial resources are available, and licensing arrangements are made, will be approximately 10 months.

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

Prior to the direct marketing to potential licensees the Company intends to establish strategic alliances with several companies that would benefit from the successful introduction of this product.  Having established alliances will make the product more appealing to potential OEM licensees. The companies this involves are as follows:

1)       Manufacturers of canisters.
2)       Manufacturer of filter core.
3)       Manufacturer of catalyst core.
4)       Service / recycling.

Crosslogix:

The Crosslogix crossing control system has been under development for the past several years. Limited funding has resulted in ARS revisiting its business plan and focusing on revenue generating ventures. As such, Crosslogix will continue to be developed albeit with less focus than in the past.

ARS has held discussions with several potential partners with regard to continued development of Crosslogix. ARS will seek to further develop partnerships for the joint development and marketing of the Crosslogix product.

The Company has not been able to raise sufficient funding to complete ARS's Crosslogix™ technology to date, therefore, the Company will focus it's resources on it's Fire Safety Tec retro-fit door technology to generate revenue and investor value. The Company has had discussions with potential partners to complete the Crosslogix technology and will evaluate these opportunities over the coming months

Business of T & T

T&T Diesel Power Limited has under performed and as such the Company sold T&T to a third party for approximately $63,000.

Industry

ARS / Fire Safety Tec:

There are many competitors in the fire door industry however these competitors fully replace existing doors and frames at a cost of up to five times that of the ARS / FST Retrofit Door Kits. Given the patent protection on the process used by ARS / Fire Safety Tec, it is unlikely that there will be many competitors at the price point that ARS / FST offers.

ARS / Refilter:

The ARS / Refilter Exhaust Filter System will reduce particle emissions from combustion engines and has applications in any industry that utilizes diesel engines. Patent searches for comparable concepts have been completed and nothing similar has been found. Refilter has the ability to measure whether or not the filters components are functioning to specification. Moreover, Refilter's   system components can be removed and cleaned when needed if they do not function to specification, a feature that to management's knowledge is unique in this industry.

ARS / Crosslogix:

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

  Safetran Systems Corporation, Minneapolis, MN.

  General Railway Signal Corporation, Rochester, NY.

  United Switch & Signal Inc., Columbia, SC.

  Harmon Industries Inc., Blue Springs, MO.

Employees

The Company currently has no employees but has management and consulting agreements with 5 individuals.

Research and Development

In the years ended January 31, 2002 and 2003, the Company estimates that it spent $190,000 and $135,000, respectively, on research and development.

Intellectual Property

ARS has patent protection under a license agreement for the fire safety doors. The Patent was granted February 18, 1997.

ARS has patent protection, under a license agreement, for an Automated Railway Crossing. The patent was granted in June 2001.

A patent notice of allowance has been granted for the Refilter product and the Company anticipates the patent will be issued with in the next two months.

ARS has patent protection, under a license agreement, for an Automated Railway Crossing. The patent was granted in June 2001.  The Company is in negotiations to license a second patent filed on April 6, 2001 for an Automated Railway Monitoring System.

Reports to Security Holders

ARS is a reporting Company with the Securities and Exchange Commission.  ARS's common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "ARSW".

The public may read and copy all materials filed with the Securities and Exchange Commission at the Public Reference Room at 450 Fifth St., N.W., Washington, D.C., 20549 or may obtain a information on the operation of the public Reference Room by calling the SEC at 1-800-SEC-0330, and the SEC maintains an internet site that contains the reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company files electronically and its internet address is arnetworks.com.

Item 2.  Description of Property

The Company leases space for its corporate offices at the following address:

ARS Networks, Incorporated
100 Walnut Street
Champlain, New York 12919
Tel:  (518) 298- 2042
Fax:  (518) 298-2813

This property leased on a month-to-month basis.

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

Special Meeting of Stockholders on December 5, 2002.

A special meeting of stockholders was held on December 5, 2002. At this meeting, the stockholders authorized the increase in the authorized capital of the Company's common stock from 50,000,000 to  500,000,000 shares and to issue 25,000,000 newly issued convertible preferred shares to Majestic Safe-T-Products Ltd. in exchange for the common shares of Majestic Refilter, Ltd

For the proposal to increase in the authorized capital of the Company's common stock from 50,000,000 to 500,000,000 shares, 20,446,573 affirmative votes and 0 negative votes were cast, with 15,952,255 abstentions and 0 broker non-votes.

For the proposal to issue 25,000,000 newly issued convertible preferred shares to Majestic Safe-T-Products Ltd. in exchange for the common shares of Majestic Refilter, Ltd, 20,446,573 affirmative votes and 0 negative votes were cast, with 15,952,255 abstentions and 0 broker non-votes.

In March 2003, the majority shareholders approved a reverse split of the Company's common stock on the ratio or 1:50. The Company filed a schedule 14C with the SEC and the reverse was effective March 26, 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

The Company's common stock has been quoted on the NASD's Over-the-Counter Bulletin Board since February 1, 2000.  Since March 26, 2003, the Company's common stock has been quoted under the symbol "ARSW". Prior to this, since April 7, 2000, the Company's common stock has been quoted under the symbol "ARSN."  Prior to that, the Company's symbol was "ARWA."

	Price Per Share
	High	Low
February 1, 2000 - March 31, 2000	$5.75	$1.50
April 1, 2000 - June 30, 2000	$3.75	$0.97
July 1, 2000 - September 30, 2000	$1.34	$0.56
October 1, 2000 - December 31, 2000	$0.69	$0.22
January 1, 2001 - March 31, 2001	$1.47	$0.25
April 1, 2001 - June 30, 2001	$1.05	$0.45
July 1, 2001 - September 30, 2001	$1.10	$0.30
October 1, 2001 - December 31, 2001	$0.46	$0.09
January 1, 2002 - March 31, 2002	$0.24	$0.09
April 1, 2002 - June 30, 2002	$0.19	$0.03
July 1, 2002 - September 30, 2002	$0.04	$0.0065
October 1, 2002 - December 31, 2002	$0.03	$0.004
January 1, 2003 - March 25, 2003*	$0.0065	$.003
March 25 2003 - April 30, 2003*	$0.75	$0.12

   The above prices were obtained from Nasdaq Inc. The quotations represent inter dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

Prices quoted prior to March 25, 2003 represent pre reverse split prices while those from March 26, 2003 to April 30, 2003 represent post reverse split quotations. As of April 30, 2003, the Company believes there were approximately 125 holders of record of the Company's common stock.

The Directors may from time to time declare, and the Company may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law.  To date, no dividends have been declared or paid by the Company.

Recent Sales Of Unregistered Securities

In April 2003, the Company issued 2,000,000 shares to the shareholders of Majestic Refilter, Ltd. as consideration for the merger of Majestic Refilter and ARS Products Inc. Also in April 2003, ARS issued 10,000,000 shares to the shareholders of HMM Capital Holdings Inc. as consideration for the merger between HMM and ARS Products Inc.

In November 2002, the Company issued 1,000,000 shares to three officers of the Company as repayment for free trading shares loaned to the Company.

In August 2002, the Company issued 10,847,434 shares to management in lieu of compensation valued at $108,500.

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

In March 2001, ARS entered into the Equity Line of Credit Agreement with Cornell Capital Partners, L.P.  To date, ARS received gross proceeds of $300,000 ($270,000 net proceeds) under the Equity Line of Credit upon the issuance of 2,780,617 common shares. In October 2003, ARS requested and was granted a release from the Equity Line of Credit and related agreements by Cornell Capital Partners.

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

Overview

                ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history.  In July 2000, ARS completed the purchase of T & T Diesel Power, Limited which has an operating history in excess of 20 years. However, recent under performance by T&T resulted in the sale of T&T in January 2003. In recognition of the Company's difficulty in securing sufficient financing to continue in its current structure, the Board of Directors recommended that the Company revisit its capital structure and also its business plan. As a result, the Company has undertaken several changes in order to bring value to shareholders.

At a Special Meeting of Shareholders held December 5, 2002, the Company's shareholders approved an increase in the authorized share capital of the Company to 500,000,000 shares.

In February 2003, the Company's Board of Directors recommended, and the shareholders approved, a reverse stock split on the ratio of 1 (one) post split share for each 50 (fifty) pre split shares held by shareholders. Following the filing and acceptance of schedule 14 C, the reverse split became effective on March 26, 2003. The Company's trading symbol was also changed on March 26 to ARSW.

On March 28, 2003, the Company entered into a Letter of Intent with Alexander and Wade Inc to acquire 100% of its wholly owned subsidiary, Majestic Refilter, Ltd. On April 8, 2003, the Board of ARS approved the transaction under which ARS issued 2 million shares for the acquisition. The purchase of Majestic Refilter closed on April 22, 2003. More detailed discussion of this product and its benefits to ARS are noted below.

On April 25, ARS acquired all of the outstanding common shares of HMM Capital Holdings Inc. and with this transaction also acquired the license to distribute the ARS Fire Safety Tec fire retardant doors. The fire doors are approved by United Laboratories in the United States and Canada. The retrofit fire doors are protected by patent in the US. The doors meet the current safety legislation guidelines imposed in the US and Canada and have been sold in North America for the past several years. As consideration, ARS issued 10 million common shares to the shareholders of HMM Capital Holdings, Inc. in exchange for all 10 million shares of HMM outstanding.

Given the above, the Company has refocused its business strategy for 2003 and beyond. The fire doors are expected to bring revenue to the Company immediately and the Company will also focus on the continued development of Crosslogix and the Refilter product. However, it must be noted that the customer acceptance of these products is not assured.  Since January 31, 2002, ARS has raised $10,000 from the sale of securities. Other operating funds were provided from T&T operations or through management loans aggregating $54,117.

Results of Operations

Twelve Months Ended January 31, 2003 Compared To Twelve Months Ended January 31, 2002

Sales.  ARS had sales of $31,500 versus nil in the twelve months ended January 31, 2003 and 2002, respectively.  These sales relate to a license agreement to sell the ARS Automated Railway Crossing in China.

Total Operating Expenses.  ARS' total operating expenses decreased by $672,178 from $1,628,781 in the twelve months ended January 31, 2002 to $956,603 in the comparable period in the current period.  The decrease operating expenses is due to reductions compensation, professional fees, advertising and promotional and development expenses.

Loss re discontinued operations: In January 2003, ARS completed the sale of T&T Diesel Power Limited which was effective October 31, 2002. As such, the Company has reported T&T operating results as a discontinued operation. The loss for then current year is $66,423 versus $52,697 for the prior year.

Goodwill Adjustment: The Company wrote down the value of Goodwill related to the acquisition of T&T by $264,868 to reflect the loss anticipated by the sale.

Net Loss.  ARS had a net loss of $1,256,394, or $2.09 per share, in the twelve months ended January 31, 2003 compared to a net loss of $1,681,478, or $5.70 per share, in the comparable period in the prior year.  This reduction in net loss is primarily due to the decrease in operating expenses as noted above.

Plan of operation

The Company's prime focus will be the launch of ARS/Fire Safety Tec ("FST"), which the Company feels will generate substantial revenues for ARS and it's investors.

The Company's key corporate objectives and strategies for 2003 are to secure sufficient financing to ensure sales, marketing, operational objectives and development are accomplished during FST's 2003 US launch and beyond. FST plans to establish it's US head quarters in the north eastern US to implement it's marketing and sales goals for FST's flagship product and new product introductions. FST will seek out strategic partners to market, distribute and install FBT products.

FST's marketing objectives and strategies are an essential component from the time of launch in order to effectively position the product's competitive benefits and establish awareness. Market evaluation, the first stage of the market strategy, has been completed during the last three years of test marketing and manufacturing the product in Canada. The Company has successfully sold over 70,000 units, mostly in Toronto Canada; notwithstanding, there is an increasing demand for the product in the US. Security, safety, cost savings, efficiencies and the adoption of NFPA-101 Life Safety Code-2000 by 33 of the 50 states as of July 1, 2002 has presented an unprecedented opportunity for FST. FST is confident it will be the supplier of choice and first to address property owners needs and carry price points that will generate attractive returns for investors in FST.

As part of its sales and marketing strategies, FBT will appoint a Vice President Sales and Service in the FST organization Q2 2003 to co-ordinate efforts and immediately start building a full dealer sales, customer support and service network. FST will   develop live video presentations to train agents and our dealer network. FST will negotiate monthly volume purchase contracts with stocking dealers for delivery beginning Q2 2003. While the prime focus of all the above strategies is distribution, these efforts will be supported by publicity and advertising programs directed at the property management industry, its customers, Fire Marshals and key levels of government.  The FST Web site, direct mail, brochures, technical support material and presentations to professional associations to which the property management industry executives and Fire Marshals belong will all play important roles in the overall communication program. After-sales service and support are considered of critical importance in building trust and relationships that will be important when the Company introduces new products and will be addressed through partnering contracts with locally recognized service suppliers.

The Company's principal organization strategy is to maintain the fewest personnel and / or consultants consistent with achieving technical and functional superiority. The Company will focus on maintaining its lowest cost producer, most reliable supplier status and focus its efforts on being an outstanding sales and marketing driven organization.

To implement these organizational strategies, FST will:

  Build the FST organization under the guidance of our committed and experienced senior management team who are dedicated to the success of the Company's business plan;

  Maintain an involved Board of Directors that will provide day-to-day support to the efforts of the small, full-time management team;

  Recruit an experienced and superior sales team leader to develop and lead the sales and service function as a first priority;

  Focus on hiring a head office team with leadership and expertise to manage the contributions of suppliers, contractors, dealers, agents and other personnel.

  Minimize support staff; and plan for all other functions to be performed by consultants until there is financial justification to do otherwise.

Refilter

The Company believes that there is an urgent need worldwide for the ARS Refilter and intends to seek out joint venture partners to commercialize product. In April 2003, President Bush's administration proposed reductions of greater than ninety percent in air pollution from diesel-powered farm, construction and other off-road equipment predicting the curbs would prevent thousands of premature deaths, respiratory ailments and heart attacks.

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

The ARS REFILTER Exhaust Filter System incorporates a removable filter/converter system that is designed for cleaning when needed. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90% reduction in emissions and therefore meeting the upcoming standards. The ARS REFILTER Exhaust Filter System will reduce particle emissions from combustion engines and has applications in transportation and construction as well as other industries.

The Company has completed the necessary research and is continuing development with regard to a proto-type unit. A search of the exhaust filter industry has shown that there are no similar systems available on the market.  A patent notice of allowance has been granted.

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

Regulators internationally are setting standards for diesel emissions that must be met at varying milestones during the coming decade. ARS Refilter has recently been issued a notice of allowance for a patent for the most practical system allowing industry to meet these standards. Refilter's intention is to execute the initial development and license the patents.

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

Recently, both the EPA & CARB (California Air Resources Board) have been strongly suggesting that the upcoming emission standards are "tailored to force the use of diesel particulate filters on new heavy-duty engines." During ARS Refilter's research phase of this project, it was apparent that both a catalytic converter and a particulate trap would be needed to meet the standards set. Further research indicated that trying to make a filter system that would last the life of the vehicle would be impractical, primarily due to the typical long life span of a diesel engine. This led ARS Refilter to the most practical solution: a removable filter/converter system that is designed for cleaning when needed. This allows for the construction of a simple and robust filter/converter, as it only needs to work for a specified amount of time before it is cleaned and put back into service. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90% reduction in emissions and therefore meeting the upcoming standards. A suitable service industry will be required to manage the pickup, cleaning and redistribution of the filter/converters

The ARS Refilter Exhaust Filter System will reduce particle emissions from combustion engines and has applications in any industry that utilizes diesel engines. Patent searches for comparable concepts have been completed and nothing similar has been found.  To date 15% of the development has been conducted and completion time for the balance of development, assuming sufficient financial resources are available, and licensing arrangements are made, will be approximately 10 months.

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

Prior to the direct marketing to potential licensees the Company intends to establish strategic alliances with several companies that would benefit from the successful introduction of this product.  Having established alliances will make the product more appealing to potential OEM licensees. The companies this involves are as follows:

1.        Manufacturers of canisters.
2.        Manufacturer of filter core.
3.        Manufacturer of catalyst core.
4.        Service / recycling.

Crosslogix:

The Crosslogix crossing control system has been under development for the past several years. Limited funding has resulted in ARS revisiting its business plan and focusing on revenue generating ventures. As such, Crosslogix will continue to be developed albeit with less focus than in the past.

ARS has held discussions with several potential partners with regard to continued development of Crosslogix. ARS will seek to further develop partnerships for the joint development and marketing of the Crosslogix product. The primary focus of ARS with regard to Crosslogix will be to complete the vital safety audit of the system.

Liquidity

As of  January 31, 2003, we had a working capital deficit of $  675,395. As a result of our operating losses   for the year ended January 31, 2003  we generated a cash flow deficit of $  102,311 from operating activities. Cash flows from investing activities was $ 42,357_during the year ended  January 31, 2003 . We met our cash requirements during this period through the private placement of $10,000_of common stock,  and $ 22,117 from advances from Company officers and shareholders  (net of repayments).

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

 By adjusting its operations and development  to the level of capitalization , management believes it has sufficient capital  resources to meet  projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern . The independent auditors report on the Company's  January  31, 2003 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern

Market Development

The primary focus of ARS will be the sale and distribution of the Fire Safety Tec fire rated retrofit doors. As such, ARS marketing development will be be concentrated in this area.

FST's marketing objectives and strategies are an essential component from the time of launch in order to effectively position the product's competitive benefits and establish awareness. Market evaluation, the first stage of the market strategy, has been completed during the last three years of test marketing and manufacturing the product in Canada. The Company has successfully sold over 70,000 units, mostly in Toronto Canada; notwithstanding, there is an increasing demand for the product in the US. Security, safety, cost savings, efficiencies and the adoption of NFPA-101 Life Safety Code-2000 by 33 of the 50 states as of July 1, 2002 has presented an unprecedented opportunity for FST. FST is confident it will be the supplier of choice and first to address property owners needs and carry price points that will generate attractive returns for investors in FST.

As part of its sales and marketing strategies, FBT will appoint a Vice President Sales and Service in the FST organization Q1 2003 to co-ordinate efforts and immediately start building a full dealer sales, customer support and service network. FST will   develop live video presentations to train agents and our dealers network, which in turn will make presentations to property owners, property management executives and Fire Marshals. FST will negotiate monthly volume purchase contracts with stocking dealers for delivery beginning Q2 2003. While the prime focus of all the above strategies is distribution, these efforts will be supported by publicity and advertising programs directed at the property management industry, its customers, Fire Marshals and key levels of government.  The FST Web site, direct mail, brochures, technical support material and presentations to professional associations to which the property management industry executives and Fire Marshals belong will all play important roles in the overall communication program. After-sales service and support are considered of critical importance in building trust and relationships that will be important when the Company introduces new products and will be addressed through partnering contracts with locally recognized service suppliers.

While the above will be the primary market focus, ARS will continue to seek markets and partners for the development completion of Crosslogix and Refilter. In this regard, the Company will seek development partners while developing marketing relationships for licensees of the Refilter and customers for Crosslogix. On October 23, 2001, the Company entered into a marketing relations contract Pursuant to the contract the marketing firm will provide marketing services in exchange for 19,000 shares of ARS common stock issued monthly through October 2002.  The contract was terminated in July 2002.

Publicity and Advertising

The Company intends to aggressively pursue the leading industry publications for editorial coverage, publicity and trade advertising.  The objective will be to create awareness of the Company's products.

Brochures and Technical Briefs

ARS has developed a web site (http:www.arsnetworks.com) that provides on-line information about the Company and allows the Company to communicate with the public, government authorities, end users, property managers and executives in the safety, railway and transportation industries..  In addition, the Company intends to use the web site in direct marketing campaigns to build customer awareness from the ground up.

Financial Consulting Services

On January 6, 2001, the Company entered into a financial consulting services agreement.  In exchange for such consulting services, the Company will issue shares to a consultant on a monthly basis with value of $10,000.  The term of the agreemen/t is for twelve months.  Beginning in the seventh month of the agreement, either party can terminate the agreement by giving 60 days written notice. This contract expired in January 2002 and has not been renewed.

Manufacturing Plan

The Company intends that to use contractors for its manufacturing and assembly for the foreseeable future, with care taken to ensure that ISO standards are maintained.

Procurement

All components required for the ARS family of products will be specified to meet the highest standards of product quality, reliability and manufacturing specifications

Product Research and Development

ARS will continue development of its Crosslogix and Refilter product during the foreseeable future. The Company will seek partners to assist in the final development stages. However, the prime objective at this point in time is the market development of the fire doors and the development of related products.

The Company has held discussions regarding development relations for the Crosslogix and Refilter products

Purchase or Sale of Plant and Significant Equipment

During the current fiscal year, the Company does not anticipate purchasing or selling any plant or significant equipment.

Significant Changes in Numbers of Employees

The Company currently employs 5 persons under consulting contracts. This number will increase over 2003 as the Company grows the Fire Safety Door operation

Patents

ARS has patent protection under a license agreement for the fire safety doors. The patent was granted February 18, 1997.

ARS has patent protection, under a license agreement, for an Automated Railway Crossing. The patent was granted in June 2001..

A patent notice of allowance has been granted for the Refilter product and the Company anticipates the patent will be issued with in the next two months.

Effect of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The acquisition of T & T was accounted for using the purchase method. As of January 31, 2002, the net carrying amount of goodwill was $329,200. The Company has completed its impairment test and recorded goodwill impairment charge of $ 264,868 for the year ended January 31, 2003.

 SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144,

Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one Company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a Company if that Company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A Company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that may Affect Future Results

We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Limited Operating History Anticipated Losses; Uncertainty of Future Results -

We were incorporated in  1998  and therefore  have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving products and  methods which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) design, develop, manufacture  and market  our products; (ii) to establish distribution relationships;  and (iii) to build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of  customer  we are able to attract,  and the costs of manufacturing and distributing our products.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

We have had limited working capital and we are relying upon the private placement of our common stock and advances from Company officers and shareholders to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining.  We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

Potential fluctuations in quarterly operating results -

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the fire saftey industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. If we lost the services of  key employees before we could get a qualified replacement, that loss could materially adversely affect our business.  We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors

We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended January 31, 2003, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's continuing losses from operations. If the Company is unable to operate profitably, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Item 7.  Financial Statements

The  financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On  December  2, 2002,   Lougen Valenti Bookbinder & Weintraub LLP ("Lougen Valenti") , resigned as the Company's certifying accountant. Lougen Valenti's  reports on the Company's financial statements for the years ended January 31, 2002 and 2001  did not contain an adverse opinion or disclaimer of opinion; however, the audit report for the years ended January 31, 2002 and 2001 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the years ended January 31, 2002  and  2001 , and the subsequent interim period through  December  2, 2002 the Company has not had any disagreements with  Lougen Valenti on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

          The Company has engaged Russell Bedford Stefanou Mirchandani LLP ( Russell Bedford Stefanou Mirchandani) as its certifying accountant as of  December  2, 2002 for the Company's fiscal year ending January 31, 2003. The Company had not consulted  with Russell Bedford Stefanou Mirchandani prior to Russell Bedford Stefanou Mirchandani's retention on either the application of accounting principles or the type of opinion Russell Bedford Stefanou Mirchandani might render on the Company's financial statements.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            The Company's present directors and executive officers are as follows:

Name	Age	Position
Sydney A. Harland	52	Chief Executive Officer, President and Director
Mark P. Miziolek	46	Chief Financial Officer and Director
Ronald A. Moodie	66	Corporate Secretary and Director
Warrick Tranter	52	Director
Richard Mangiarelli	60	Director
Andrew Mercer	55	Director

In September 2002, Miachael Kirby and Dale Sisel resigned from the Board to pursue other interests. The Board appointed Daniel Murphy and Mark Miziolek as interim directors.

On January 15, 2003, Peter Hoult, Robert Esecson, Donald Hathaway and Daniel Murphy resigned from the Board as agreed in a stock exchange agreement that the Company had approved. Subsequently, the other party terminated the transaction. As a result, the majority shareholders appointed Ronald Moodie, Warwick Tranter, Richard Mangiarelli and Andrew Mercer to the Board as interim directors. Sydney Harland and Mark Miziolek were terminated as officers of the Company as well under the agreement. They were reappointed to the Board and as officers as a result of the termination of the stock exchange transaction.

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

Mark P. Miziolek has been the Vice President Finance, Chief Financial Officer and Treasurer of the Company since May 20, 1998 and was appointed a director in September 2002.  From 1994 to 1998, Mr. Miziolek became the Treasurer and Chief Financial Officer and later the President, Treasurer & CFO of Thornmark Holdings Inc./Thornmark Corporation, a privately held investment holding Company with interests in industrial and residential real estate development and Great Lakes and ocean shipping.  From 1981 to 1994, Mr. Miziolek was first the Assistant Controller and then the Controller of Upper Lakes Group Inc., one of Canada's largest dry bulk shipping companies with 21 vessels operating on the Great Lakes and in 4 vessels in ocean trades.  Mr. Miziolek received a B. Com. from the University of Toronto in 1983 and became a Certified General Accountant in 1989.

Ronald Moodie was an Advisor to the Company since June 5, 1998 and was appointed Controller in June 2000.  In February 2003, Mr. Moodie was appointed to the Board and also serves as Corporate Secretary/ From 1989 to present, Mr. Moodie has been President of Moodie Consulting, providing management and investment services to commercial real estate developers and heavy equipment suppliers to the railway and construction industries.  From 1953 to 1989, Mr. Moodie was in the precious and non-precious metals and the ferrous and non-ferrous metals manufacturing industries and the ferrous metals distribution industry mostly with what are now Johnson Matthey, Jannock and Russel Metals.  Mr. Moodie finished his career at Vincent Steel, a division of the present Russel Metals, as Vice President, a position he held for 15 years.  Mr. Moodie studied Registered Industrial Accounting at the University of Toronto, and received a real estate license to sell commercial real estate from Ryerson Polytech University.

Warwick A. Tranter, 52, has been a Director of the Company since February 2003. From 1996 to present, Warwick has held the position of President, and sole shareholder of Infinite Solutions, Inc., a consulting and sales Company that specializes in the development of wholesale dealer network marketing of safety and security products. Whereby, ISI confers with consulting engineering firms to specify new products for implementation in the commercial building industry. From 1993 to the 1996 Warwick was General Manager of Terval Inc. where he was responsible for building wholesale dealer networks and introducing new products to consulting engineering firms. Warwick has more than 20 years of business experience, primarily in management of private Company's, in the commercial building industry. Warwick holds a first class electricians certification, granted by the Alberta licensing bureau.

Richard Mangiarelli was appointed to the Board of Directors of ARS Networks in February 2003. He has served as President, CEO and Director of Cybertel Communications Corporation, a public Company, since 1996. Prior, thereto, he served as President and Director of United States Alternate Energy Corporation, a public Company and as President and Director of Dynasty Resources, a public Company. Mr. Mangiarelli received a Bachelors Degree from the University on Connecticut and a Masters degree in Business Administration from Pepperdine University. Prior to entering business Mr. Mangiarelli served in the United States Marine Corps. While in the Marine Corps he attended and graduated from the Amphibious Warfare Course, Staff and Command College and the Naval War College. Mr. Mangiarelli served as Platoon Commander, Company Commander, Battalion Commander, Regimental Commander and retired from the Marine Corps at the rank of Colonel.

Andrew E. Mercer was appointed to the Board of Directors of ARS in February 2003. He has served as chairman, chief executive officer and president of The Mercer Group, Inc. since 1997. The Mercer Group is a privately held corporation offering business management and consulting services to companies which have not filed registration statements covering the initial public offerings of their securities. The Mercer Group specializes in offering consulting for corporate structuring, business plan development, corporate document preparation, mergers and acquisitions, and, direct equity investment and other financial services. Mr. Mercer is also Chairman, President, and Chief Executive Officer of Commerce Development Corporation, Ltd.

Directorships Held In Reporting Companies

Mr. Mangiarelli is a director of United States Alternate Energy Corporation.

Other Key Employees

In addition to the persons identified above, the Company has the following key employees:

Name	Age	Position
Shabir Gova	37	Vice President, Technology

The following is a brief description of the background of these key employees who occupy their positions on a part time basis.

Shabir Gova has been Vice President, Technology of the Company since inception.  >From 1990 to 1998, Mr. Gova worked for Shlumberger Systems & Services Canada Limited, and has held the following positions:  Design engineer, Senior Design Engineer, Manager, Systems Services & Development, Manager, Technology and Development - Canada, Director, Information Technology - Canada.  Mr. Gova has progressive experience in Software/ Firmware systems design and development, Interactive DOS and Windows based software applications (employing an object-oriented framework) used to remotely program, read and provide a graphical analysis of data gathered by monitoring devices, real time multitasking embedded systems used for high-speed data acquisition and storage, Graphical User Interfaces used as a front-end for various existing software applications and C++ Class Libraries used as the core technology for software under development.  >From 1989 to 1990, Mr. Gova was Software Development & Systems Support Analyst, for IBM Canada Limited.  Mr. Gova was responsible for automation of the SIMM prototype fabrication laboratory.  Mr. Gova received an Honours Bachelor of Applied Science in Systems Design Engineering, Options in Management Science and Computer Engineering, from the University of Waterloo, Ontario, Canada.  Mr. Gova is a member of the IEEE.

Item 10.  Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended January 31, 2003, 2002 and 2001 to the Company's two highest paid executive officers.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.  No other executive officer earned a total annual salary and bonus for the year ended January 31, 2003 in excess of $100,000.

	Annual Compensation				Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Sydney A. Harland,	2003	$165,000	-0-	-0-	-0-	-0-	-0-	$106,726
President and Chief	2002	$180,000	$90,000	-0-	-0-	2,226,923	-0-	-0-
Executive Officer	2001	$107,000	-0-	-0-	-0-	1,236,860	-0-	-0-

Mark P. Miziolek, Vice	2003	$77,000	-0-	-0-	-0-	-0-	-0-	$49,805
President Finance and	2002	$84,000	$42,000	-0-	-0-	969,231	-0-	-0-
Chief Financial Officer	2001	$51,000	-0-	-0-	-0-	35,500	-0-	$113,000(1)

___________________

 (1)  These amounts relate to the extension of stock options granted in 1999 that were due to expire in April 2000.

The following table contains information regarding options exercised in the year ended January 31, 2003, and the number of shares of common stock underlying options held as of January 31, 2003, by the Company's two highest paid executive officers.

AGGREGATED OPTIONS/SAR EXERCISES
IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTIONS/SAR VALUES(1)

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR's at Fiscal Year End(1)		Value of Unexercised In-the-Money Options/SAR's at Fiscal Year End(2)

Sydney A. Harland, President and Chief Executive Officer	-700,000-	-5,000-	Exercisable:	77,877	$ 0
			Unexercisable :	0

Mark P. Miziolek, Vice President Finance and Chief Financial Officer	-200,000-	-2,500-	Exercisable:	17,510	$ 0
			Unexercisable :	0

_________________________________

(1)                These grants represent options to purchase common stock.  No SAR's have been granted.

(2)                The value of the unexercised in-the-money options were calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options as of January 31, 2003.

Equity Incentive Plan

In May 2002, the Company adopted the Stock Based Compensation Plan to replace the previous Equity Incentive Plan. The Company initially set aside 5 million shares under the plan for compensation for directors, officers, employees and external consultants. The Board modified the plan in December 2002 increasing the amount of stock available to 100 million shares.

The purpose of the Stock Based Incentive Compensation Plan (the "Plan") is to provide directors, officers, key employees and certain external consultants with additional incentives by increasing their proprietary interest in the Company. Awards under the Plan will be in the form of stock or stock options as determined by the Board of Directors.

Certain specific guidelines for each of management, the Board of Directors and external consultants are included in the Plan as outlined below:

Management and Key Employees:

  Annual compensation that has not been received by management will be paid in the form of stock or stock options in the first quarter following the end of the calendar year. The underlying stock to be paid to management will be valued at the unpaid cash amount and the average stock price over the year for which the compensation amount relates.

  Annual Specific Incentive Compensation will be established at the beginning of each year for each member of management and approved by the Board of Directors.

  Incentive Compensation will be awarded based on approval of the Board of Directors as follows:

  a.       Successful achievement of the objective results in 100% payout of the bonus amount related to the objective.

  b.       90% or less achievement of the objective results in no bonus award related to that objective.

  c.       Greater than 100% achievement of the objective will results in additional bonus awards as determined by the Board of Directors.

  d.       The underlying cash amount related to the bonus determined may be paid in stock or stock options. The number of shares or options granted will be determined by the cash value due and the average price of the Company's stock over the year to which the award is related.

  e.       The Board may in its full discretion award additional bonus awards for performance over and above the achievement of personal and corporate objectives.

Board of Directors

Each Board member will have a contract as approved at the annual general meeting of the Company. Additionally, Board members receive stock based compensation for additional duties such as serving as the Chair, serving on a committee of the Board or for performing additional duties.

In the first quarter of each year, the Board will review overall corporate performance for the prior year and additional compensation may be awarded to the entire Board or certain individual members based on performance.

All compensation for the Board of Directors will be in the form of stock or stock options and are considered awards under the Plan.

External Consultants:

The Company currently utilizes the services of various external consultants. As a means of incentive to certain consultants for their services and longer term commitment to achievement of corporate goals and objectives, certain consultants will be paid partially or in full by the issuance of Company stock for their services. This incentive for these consultants will be paid under the Plan.

In order to qualify for stock awards under the plan, each consultant will enter into a contractual arrangement with the Company that will include payment in the form of stock. Management will have discretion on these contracts in the ordinary course of business.

Valuation of the underlying stock award will be based on the individual contract entered into.

Other:

The Board in its full discretion may make stock awards under the Plan to management, key employees or consultants based on individual achievement.

This Plan will only modified with the approval of the ARS Networks Board of Directors.

During the year ended January 31, 2003, there were no stock option grants made to management or the Board of Directors.  Shares were issued to management, directors, consultants and other key personnel as compensation and as settlement of contracts for services provided to the Company.

Compensation of Directors

Directors of the Company are appointed by the shareholders at the annual meeting with the exception of interim directors who have been appointed by the Board. In the past, the Board has not been compensated with the exception of stock option awards. In 2001, the Board of Directors recommended that the Chairman and committee chairs receive modest compensation for their services in these capacities. Other Board members would be compensated based on Company performance or their individual performance of specific, pre authorized tasks on behalf of the Company.

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

In January 2003, the Company settled all obligations under these contracts with the issuance of stock. The Company had approved a transaction that would have changed control of the Company. As such, the Board and management were terminated and their contracts paid out. Subsequent to these actions, the other party terminated the transaction. As a result, the Company's former management and majority shareholders have assumed responsibility for the day to day activities of the Company and appointed four new interim directors effective February 1, 2003.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Principal Holders Thereof

The following table sets forth, as of April 25, 2003, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name/Address	Number	Percent(1)
Sydney A. Harland 2155 Winchester Court Burlington, Ontario, Canada L7P 3M7	1,545,925(2)	10.3%

Mark P. Miziolek 1384 Clearwater Crescent Oakville, Ontario, Canada L6H 7J7	1,421,710(3)	9.5%

Ron Moodie 30 Cudmore Road Oakville, Ontario	1,486,128 (4)	9.9%

Warwick Tranter	1,441,000	9.6%%

George Perlin	4,150,000	27.6%

All Directors, Officers and greater than 10% shareholders as a group		66.9

(1)  Applicable percentage of ownership is based on 15,015,006 shares of common stock outstanding as of April 25, 2003, together with applicable options for each shareholder.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 25, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  The common stock is the only outstanding class of equity securities of our Company.

(2)  Includes options to purchase 77,877 shares of common stock that can be acquired within sixty days of April 30, 2003.

(3)  Includes options to purchase 17,150 shares of common stock that can be acquired within sixty days of April 24, 2002.

(4)  Includes options to purchase 10,596 shares of common stock that can be acquired within sixty days of April 24, 2002.

Mr. Harland and the Company's other executive officers , directors and greater than 10% shareholders hold approximately 66.9% of the Company's outstanding common stock.  As such, these people have the ability to approve any action required by the shareholders, including the election of the directors.

Item 12.  Certain Relationships and Related Transactions

The Company has entered into management agreements with Messrs. Harland and Miziolek.  See "Management Agreements."

On July 31, 2000, Mr. Harland's wife loaned the Company a total of $100,000 Canadian dollars.  This loan was due in July 2001 and bears interest at 8.5% per year. The Company repaid $50,000 of the loan in January 2003 from the proceeds on the sale of T&T and has also assigned the note receivable in the amount of $47,000 (cdn) to Mrs. Harland.

During the fiscal year ended January 31, 2003, three officers of the Company advanced funds totaling 54,117 to the Company in order to meet certain obligations of the Company. The Company will repay these loans as cash is raised or funds are generated from operations.

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

Item 13.  Exhibits, Lists and Reports on Form 8-K.

                (a)                The following exhibits are filed as part of this registration statement:

Exhibit No.	Description	Location
2.1	Share Purchase Agreement dated as of July 31, 2000 among the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
2.2	Escrow Agreement dated as of July 31, 2000 among the Pallet Valo, the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
2.3	Promissory Note dated as of July 31, 2000 given by the Company to the former shareholders of T & T Diesel Power, Ltd.	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
3.1	Certificate of Incorporation	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
3.3	Bylaws	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
4.1	Lockup Agreement with Sydney Harland	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.2	Lockup Agreement with Donald Hathaway	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.3	Lockup Agreement with Robert Esecson	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
4.4	Lockup Agreement with Peter Hoult	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.5	Lockup Agreement with Mark Miziolek	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.

Exhibit No.	Description	Location

4.6	Lockup Agreement with Patrick Shea	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
10.1	Consulting Agreement dated as of February 9, 2001 between National Financial Communications Corp. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.2	Equity Line of Credit Agreement dated as of March 22, 2001 between Cornell Capital Partners, L.P. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.3	Escrow Agreement dated as of March 22, 2001 among Butler Gonzalez LLP, First Union National Bank and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.4	Registration Rights Agreement dated as of March 22, 2001 between Cornell Capital Partners LP and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.5	Consulting Services Agreement dated as of March 22, 2001 between Yorkville Advisors Management, LLC and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.6	Management Agreement for Vice President Finance and Chief Financial Officer dated as of January 1, 2001 between Mark P. Miziolek and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.7	Management Agreement for President and Chief Executive Officer dated as of January 1, 2001 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.8	License Agreement dated as of May 20, 1998 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.9 10.10

Promissory Note dated as of July 31, 2001 in the original principal amount of $100,000 Canadian Dollars given by the Company to Betty Harland

Consulting services contract with Inc. Financial Group LLC dated January 29, 2002

Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended. Incorporated by reference in form 10KSB filed May 14, 2002

Exhibit No.	Description	Location

10.11	Plan and Agreement of Reverse Triangular Merger	Incorporated by Reference on Form 8K filed April 25, 2003
10.12	Plan and Agreement of Reverse Triangular Merger	Incorporated by Reference on Form 8K filed April 28, 2003
10.13	Share Purchase Agreement regarding the sale of T&T Diesel Power Limited	Provided Herewith
11.1	Statement re: Computation of Per Share Earnings	Provided herewith.
13	Financial Statements
	Form S-8 registration Statement	Incorporated by reference in registration statement filed on form S-8 February 28, 2002
	Form S-8 registration Statement	Incorporated by reference in registration statement filed on Form S-8 June 25, 2002
	Form S-8 registration Statement	Incorporated by reference in registration statement filed on Form S-8 December 8, 2002
99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Provided Herewith
99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Provided Herewith

(b)   On December 9, 2002, the Company filed a Current Report on Form 8-K dated December 2, 2002, reporting under Item 4 the resignation of Lougen Valenti Bookbinder & Weintraub LLP as the Company's certifying accountant and the appointment of Russell Bedford Stefanou & Merchandani as the new certifying accountant effective December 5, 2002. There were no disagreements with the former auditors. The Company filed an amended 8-K with regard to this report on Dec 20, 2002

On December 20, 2002, the Company filed a Current Report on Form 8-K dated December 5, 2002, reporting under Item 5 that the shareholders of the Company had approved the increase in authorized common share capital to 500 million shares from the previous level of 50 million shares.

On January 16, 2003, the Company filed a Current Report on Form 8-K dated January 15, 2003, reporting under Item 2 that the Company had completed the sale of its subsidiary, T&T Diesel Power Limited on January 10, 2003 for gross proceeds of $63,500 (CDN 100,000).

On April 25, 2003, the Company filed a Current Report on Form 8K, dated April 22, under Item 2 that the Company had completed the Reverse Triangular Merger with Majestic Refilter, Ltd, and ARS Products Inc. on April 22, 2003

On April 28, 2003, the Company filed a Current Report on Form 8K, dated April 24, under Item 2 that the Company had completed the Reverse Triangular Merger with HMM Capital Holdings, Inc. and ARS Products Inc. on April 24, 2003

Item 14.  Controls and Procedures.

                (a)                Evaluation of Disclosure Controls and Procedures.

The registrant's Chief Executive Officer and Chief Financial Officer have evaluated the registrant's disclosure controls and procedures as of April 30, 2003, and they have concluded that these controls and procedures are effective.

                (b)                Changes in Internal Controls.

There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to April 30, 2003.

SIGNATURES

In accordance with the Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003	ARS Networks, Incorporated

By: /s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sydney A. Harland Sydney A. Harland	Chief Executive Officer, President and Director	May 14, 2003

/s/ Ronald A. Moodie Ronald A. Moodie	Corporate Secretary and Director	May 14, 2003

/s/ Warwick Tranter Warwick Tranter	Director	May 14, 2003

/s/ Richard Mangiarelli Richard Mangiarelli	Director	May 14, 2003

/s/ Mark Miziolek Mark Miziolek	Chief Financial Officer and Director	May 14, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

            I, Sydney A. Harland, certify that:

1.        I have reviewed this annual report on Form 10-KSB of ARS Networks, Incorporated;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003.

/s/ Sydney A. Harland Sydney A. Harland, Chief Executive Officer

 CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark P. Miziolek, certify that:

1.        I have reviewed this annual report on Form 10-KSB of ARS Networks, Incorporated;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

c.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.        The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003.

/s/ Mark P. Miziolek_____ Mark P. Miziolek, Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

JANUARY 31, 2003 AND 2002

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

ARS NETWORKS, INCORPORATED.

ARS NETWORKS, INCORPORATED.
INDEX TO FINANCIAL STATEMENTS

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
 CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
ARS Networks, Incorporated
Champlain, New York

We have audited the accompanying consolidated balance sheet of ARS Networks, Incorporated ("Company") as of January 31, 2003 and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for the year then ended. The Company's consolidated financial statements for the year ended January 31, 2002 were audited by other auditors whose reports, dated April 30, 2002, on those statements included an explanatory paragraph that described the uncertainty regarding the company's ability to continue as a going concern. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARS Networks, Incorporated at January 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
April 25, 2003

ARS NETWORKS, INCORPORATED CONSOLIDATED BALANCE SHEET JANUARY 31, 2003
ASSETS
Current Assets:
Cash	$ 5,612
Note receivable (Note B)	29,610

Total current assets	35,222

Other Assets	646

$ 35,868
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 161,000
Accrued management compensation (Note E)	456,800
Accrued expenses	6,900
Related Party Advances (Note E)	85,917
Total Current Liabilities	710,617

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred Stock, par value, $0.0001 per share; authorized 25,000,000 shares; None issued and outstanding	-
Common Stock, par value, $0.0001 per share; authorized 500,000,000 shares; 125,000,294 issued and outstanding split into 1 post consolidation share for 50 pre consolidation shares 2,500,006	250
Additional Paid in Capital	4,853,150
Accumulated Deficit	(5,528,149)
Total deficiency in stockholders' equity	(674,749)
$ 35,868

(See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED CONSOLIDATED STATEMENT OF LOSSES

	For the Years Ended January 31,

	2003	2002

REVENUES:	$31,500	$ -

EXPENSES:
General and Administrative expenses	956,603	1,628,781

Loss from continued operations, before income taxes and discontinued operations	(925,103)	(1,628,781)
Loss from discontinued operations	(66,423)	(52,697)
Gain (loss) on disposition of discontinued segment	----------------	--------------

Net loss	$ (991,526)	$ (1,681,478)

Cumulative effect of accounting change( Note C)	(264,868)	------------
Net loss applicable to common shares	$ (1,256,394)	$ (1,681,478)

Loss per common share (basic and assuming dilution), as restated for reverse stock split	$ (2.09)	$ (5.70)
Continued Operations	(1.54)	(5.52)
Discontinued Operations	(0.11)	(0.18)
Cumulative effect accounting changes	(0.44)	-

Weighted average shares outstanding (Basic and Diluted), as restated for reverse stock split	601,040	294,817

(See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE TWO YEARS ENDED JANUARY 31, 2003
	Common stock
	Number of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance, January 31, 2001, as restated	252,158	$ 25	$2,448,285	$(2,590,277)	$ (141,967)
Net loss for the year	-	-	-	(1,681,478)	(1,681,478)
Issuance of common stock	67,503	5	493,305	-	493,310
Reclass of redeemable common stock into equity	-	1	199,999	-	200,000
Common stock issued for services	8,307	1	291,034	-	291,035
Common stock issued for directors' compensation	16,012	2	80,058	-	80,060
Common stock issued for prepaid consulting services	20,000	2	139,998	-	140,000
Common stock issued to settle accounts payable	6,920	1	93,040	-	93,041
Common stock issued to investment manager and recorded at par	9,000	1	(1)	-	-
Common stock options and warrants issued in connection with financing activities	-	-	144,530	-	144,530
Balance, January 31, 2002	379,900	38	3,890,247	(4,271,755)	(381,470)
Net loss for the year	-	-	-	(1,256,394)	(1256,394)
Issuance of common stock	1,852	0	10,000	-	10,000
Common stock issued for services	328,089	33	143,186	-	143,219
Common stock issued for directors' and officers' compensation	1,700,978	170	757,962	-	758,131
Common stock issued to settle accounts payable	96,687	10	76,524	-	76,534
Common Stock issued in connection with financing activities	500	0	3,250	-	3,250
Common Stock cancelled	(8,000)	(1)	(28,019)	-	(28,020)
Balance, January 31, 2003	2,500,006	$ 250	$ 4,853,150	$(5,528,149)	$ (674,749)

(See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended January 31,
	2003	2002

Cash Flows From Operating Activities:
Net loss for the year from continuing operations	$ (925,103)	$ (1,628,781)
Loss from discontinued operations	(66,423)	(52,697)
Disposal of business segment, net	- -	- -
Cumulative effect of accounting change (Note C)	(264,868)	- -

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Professional fees settled in stock	143,219	291,035
Common stock issued to settle accounts payables	76,534
Commons stock issued in connection with financing expenses	3,250
Common stock canceled	(28,020)
Interest imputed on note payable - investor		136,530
Officers' and directors' compensation settled in stock	758,131	80,060
Depreciation and amortization	2,198	62,555
Finance expense recognized for issuance of stock options		8,000

Other		(4,700)
Changes in assets and liabilities:
Decrease in accounts receivable	80,809	156,903
Decrease in inventories	45,628	87,320
Decrease i n prepaid expenses	143,818	5,887
Decrease (Increase) in due from officer	6499	(4,179)
(Increase) in Note Receivable	(29,610)
(Decrease )Increase in accounts payable and accrued expenses	(48,373)	399,031
Total Adjustments	1,154,083	1,218,442
Net Cash (Used In) Operating Activities	(102,311)	(463,036)
Cash Flows From Investing Activities:
Proceeds from sale of T&T	33,390
Proceeds from sale of property and equipment, net	8,967	-
Net Cash Provided by Investing Activities	42,357	-
Cash Flows From Financing Activities:
Proceeds from the sale of common stock, net	10,000	493,310
Proceeds from note payable - investor	-	150,000
Payments of note payable - investor	-	(150,000)
Payments of note payable - former shareholders of T & T Diesel Power, Ltd.	-	(115,516)
Payments of long-term debt	(1,258)	(5,417)
Payment of note payable - related party	(32,000)	-
Proceeds from advances - related parties	54,117	-
Advances (to) directors	-	-
Net Cash Provided By Financing Activities	30,859	372,377
Net (Decrease) In Cash	(29,095)	(90,659)
Cash, beginning of year	34,707	125,366
Cash, end of year	$ 5,612	$ 34,707

(See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Cash paid for Interest		$ 10,000
Cash paid for income taxes		$ 1,500
Common stock issued for services	$ 143,219	$ 291,035
Common stock issued for compensation	$ 758,131	$ 80,060
Common Stock cancelled	$ (28,020)	-
Common Stock issued in connection with financing activities	$ 3,250	-
Redeemable stock converted to common for former shareholders of T & T	-	$ 200,000
Common stock issued for prepaid consulting services (1,000,000 common shares)	-	$ 140,000
Common stock issued in exchange for previously incurred debt	$ 76,534	$ 93,041

(See accompanying notes to consolidated financial statements)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows. These accounting policies conform to accounting principles generally accepted in the United states of America and have been consistently applied in the preparation of the financial statements.

BUSINESS AND BASIS OF PREPARATION

ARS Networks, Incorporated ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems.

On January 10, 2003, the Company sold its wholly-owned subsidiary, T & T Diesel Power, Ltd ("T & T") to the former managers of T&T, (the " Purchasers") through an Agreement of Purchase and Sale ("Agreement").  The T & T business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting.  Summarized results of the discontinued business are further described in Note B.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $1,256,394 and $1,681,478 from operations during the years ended January 31, 2003 and 2002, respectively.  The Company's current liabilities exceed its current assets by $ 675,395 at January 31, 2003.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended January 31, 2003.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

	2003	2002
Net loss, as reported	$ (1,256,394)	$ (1,681,478)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	$ 606,000
Net loss - Pro Forma	(1,256,394)	(2,287,478)
Basic (and assuming dilution) loss per share - as reported	$ (0.04)	$ (0.11)

Basic (and assuming dilution) loss per share - Pro forma	(0.04)	(0.16)

After giving effect to the 1:50 reverse split
Basic (and assuming dilution) loss per share - as reported	(2.09)	(5.70)
Basic (and assuming dilution) loss per share - Pro forma	(2.09)	(7.76)

Cash and cash equivalents

For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with and initial maturity of three months or less to be cash equivalents. The Company maintains, at financial institutions, cash and cash equivalents, which, at times exceed federally insured amounts.

Property and Equipment

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

Revenue from the sale of products is recorded at the time the goods are shipped. Revenue under License Agreements is recorded when payment for services is due under such contract.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."  Assets and liabilities are translated at current exchange rates in effect during the

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

period.  Resulting translation adjustments are recorded as a separate component in stockholder's equity. Foreign currency transaction gains and losses are included in the statement of operations.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109).  SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

 Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended 2003 and 2002, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables.  The Company places its cash and temporary cash investments with credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at January 31, 2003 and 2002.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners.  Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

The Company does not have any items of comprehensive income in any of the periods presented.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The acquisition of T & T was accounted for using the purchase method. As of January 31, 2002, the net carrying amount of goodwill was $329,200. The Company has completed its impairment test and recorded goodwill impairment charge of $ 264,868 for the year ended January 31, 2003.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE B - DISCONTINUED OPERATIONS

On January 10, 2003, the Company sold its wholly-owned subsidiary, T & T Diesel Power, Ltd ("T & T") to the former management of T&T, ("The Purchasers") through an Agreement of Purchase and Sale ("Agreement").  The T & T business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting

In connection with the disposition of T & T, the Purchasers acquired 100% of the outstanding common stock of T&T and assumed all T & T liabilities for a total purchase price of $63,000.   ARS received gross proceeds of $63,000 US from the sale, comprised of $33,390 in cash and a non interest bearing note receivable  in the amount of $29,610 due in July 2003.

The note receivable has been assigned to a related party in order partially repay the note payable due to this related party. See Note E

As a result of the sale of the T & T business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

NOTE B - DISCONTINUED OPERATIONS (continued)

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.  Prior years have been restated. Operating results for the discontinued operations for the year ended January 31, 2003 and 2002 were:

	2003	2002
Revenues	$ 228,092	$ 971,572
Expenses	(294,515)	(1,024,269)
Net (loss)	$ (66,423)	$ (52,697)

The following summarizes the loss on the disposition of the T & T business segment:

Cash	$ 33,390
Note receivable	29,610

Gain (loss) on disposition	0-
Net assets disposed of	63,000

NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after December 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The Company has adopted the provisions of this standard as of February 1, 2002.

The Company recorded a one-time, non-cash charge of $264,868 to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of losses. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the years ended January 31, 2003 and 2002:

	2003	2002
Net Loss	$ (1,256,394)	$ (1,681,478)
Adjustments:
Amortization of goodwill	-	-
Impairment of goodwill	2,64,868	-
Adjusted net (loss)	$ (991,526)	$ (1,681,478)
Shares used to compute basic and diluted net loss per common share	601,040	294,817
Adjusted basic and diluted net loss per common share	$ (1.65)	$ (5.70)
Reported basic and diluted net loss per common share	$ (2.09)	$ (5.70)

NOTE D -  EQUITY LINE OF CREDIT

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

Additionally, under the covenants of the equity line, the Company shall not effect any merger or consolidation, or transfer substantially all of the assets of the Company into another entity, unless

NOTE D -  EQUITY LINE OF CREDIT (continued)

the resulting successor or acquiring entity (if not the Company) assumes the obligation to deliver to the investor such shares as the investor is entitled to pursuant to the equity line.

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

 NOTE E.  RELATED PARTY TRANSACTIONS

The note payable - related party was for $63,800.  The note was due July 31, 2001 and bears interest at 8.5% per annum.  The Company repaid  $ 32,000 of this note in January 2003 and has assigned the proceeds of the note receivable from the sale of T&T to the related party.  In January 2002, the Company issued options to purchase 100,000 shares and in February 2002 issued 25,000 common shares to the related party in connection with the note payable. At January 31, 2003, balance note payable outstanding was $31,800.

During the twelve months ended January 31, 2003, officers of the Company advanced an aggregate of $54,117 to the Company. These advances will be repaid as the Company raises additional capital.

During the period ended January 31, 2003, management exercised stock options for 1,100,000 shares at a price of $0.13 per share for a total of $143,000 which was recorded as a reduction in accrued management compensation.

In January 2003, the Board of Directors authorized the issuance of 58,715,177 shares to management in lieu of foregone compensation and settlement of management contracts. Management contracts were bought out due to an agreement to sell the Company. Subsequent to the approval of the settlements, the purchaser withdrew from the sale.

In January 2003, the Company issued 1,236,289 shares to the Board of Directors as compensation under pre approved contracts.

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

NOTE F.  INCOME TAXES

 The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

                Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  At January 31, 2003, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $5,500,000, expiring in the year 2020, that may be used to offset future taxable income.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of January 31, 2003 are as follows:

Non current:
Net operating loss carry forward	$ 1,870,000
Valuation allowance	$ (1,870,000)
Net deferred tax asset	$ -

The realization of this net operating loss carry forwards is dependent upon generating taxable income prior to the related year of expiration. The amount of carry forward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

NOTE G.  NON QUALIFIED STOCK COMPENSATION PLAN

In May 2002, the Board of Directors authorized the 2002 Non- Qualified Stock Compensation Plan which reserves 5,000,000 shares for employees, directors, officers, consultants, advisors and other persons associated with the Company and is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive by increasing their proprietary interest in the success of the Company. In December 2002, the Board of Directors modified the plan and increased the number of shares reserved under the plan to 100,000,000.

A summary of the status of the Company's stock option plans for options held by officers and directors as of January 31, 2002 and 2003 and changes during the years ending on those dates, after giving effect to the reverse stock split subsequent to the year end (see Note J) is presented below:

NOTE G.  NON QUALIFIED STOCK COMPENSATION PLAN (continued)

	January 31, 2003		January 31, 2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	153,486	$ 22.50	64,219	$ 40.50
Granted	-		89,769	9.50
Exercised	(22,000)	6.50	-
Cancelled	-		(503)	50.00
Outstanding	131,486		153,486	22.50
Options exercisable at year-end	131,486		153,486	22.50

Weighted average fair value of options granted during the year				9.50

The following table summarizes information about stock options held by officers and directors which are outstanding at January 31, 2003 , after giving effect to the reverse stock split subsequent to the year end (see Note J)):

Exercise Prices	Number Outstanding at January 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2003	Weighted Average Exercise Price

$0.005	$ 2,455	27 months		2,455
$6.50	52,769	48 months	6.50	52,769	$ 6.50
$25.00	15,000	39 months	25.00	15,000	25.00
$34.38	32,365	31 months	34.38	32,365	34.38
$50.00 to $50.50	28,897	13 months	50.50	28,897	50.50

	131,486			131,486

On July 1, 1998, options to purchase 500,000 shares of the Company's common stock were granted to certain consultants of the Company.  The options have a term of five years and are vested upon the date of the grant.  In April, 1999, options for 250,000 shares of the Company's common stock were exercised by the consultants.  The remaining options for 250,000 shares of the Company's common stock are still outstanding at January 31, 2003.

During the year ended January 31, 2000, the Company sold 41,500 shares of common stock which included an option to purchase one share of common stock at a price of $1.25 and one option for one share at a price of $1.75.  These options are exercisable at any time after May 1, 1999, subject to certain conditions and expire 60 months from that date.  These options for a total of 83,000 shares of the Company's common stock are still outstanding at January 31, 2003.

NOTE G.  NON QUALIFIED STOCK COMPENSATION PLAN (continued)

During the year ended January 31, 2002, the Company issued warrants to purchase 333,000 shares in connection with its equity line of credit as more fully described in Note D.  The Company also issued options to purchase 100,000 shares to a related party in connection with the Company's note payable to the related party (Note E). The options have a term of five years and are vested upon the date of the grant.

NOTE H.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended January 31, 2003 and 2002, the Company incurred losses from operations of $1,256,394 and $1,681,478 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's continuation as a going concern is dependent upon its ability to raise funds from external sources. As such, subsequent to the year end, the Company reorganized its share structure and its operations focus. With the acquisition of HMM Capital Holdings Inc. on April 25, 2003, the Company will focus primarily on the sales and distribution of the Fire Safety Tec product. This product is patented and approved by Underwriters Laboratories and has been sold successfully in the United States and Canada for several years. The Company believes that there is a substantial market for this product and as such will focus on its sales in order to generate revenue for the Company and to secure the financing required for continued operations and development of its other products. With regard to Crosslogix and Refilter, the Company is seeking development partnerships.

NOTE I    LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. The agreement was for an initial term of three months under which Edify paid, and ARS received  $31,500.

NOTE J.  SUBSEQUENT EVENTS

In February 2003, the Board of Directors recommended and shareholders approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each fifty (50) pre consolidation shares held by each shareholder. The reverse split was effective on March 26, 2003. As a result the Company's trading symbol was changed to ARSW. The resulting number of outstanding shares as at March 26, 2003 was 2,500,006.

Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

On April 22, 2003, ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with Majestic Refilter Ltd., a development stage entity with no significant operations or assets. The Stockholders of Majestic Refilter Ltd received 2 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value $ 0.001 per share. This stock had a value of $204,000 at the time of the transaction.

NOTE J.  SUBSEQUENT EVENTS (continued)

On April 25, 2003 ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings, Inc, a Nevada Corporation a development stage entity with no significant operations or assets. The stockholders of HMM Capital Holdings, Inc received 10 million shares of common stock of ARS Networks with par value of $ 0.0001 per share. The stock had a value of $1,020,000 at the time of the transaction.