Form 10QSB
period 2003-04-30
ARS NETWORKS INC
filed 2003-06-19
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 001-14883

ARS NETWORKS , INCORPORATED
(Exact name of Company as specified in its charter)

                New Hampshire                                                              14-1805077
                      (State or jurisdiction of incorporation)                 (I.R.S. Employer or organization Identification No.)

 100 Walnut Street, Champlain, New York, 12919
(Address of principal executive offices)  (Zip Code)

Company's telephone number: (518) - 298-2042

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate the number of shares outstanding of each of the issuer's class of common stock.  The Registrant had 17,715,006 shares of its common stock outstanding as of June 13, 2003.

ARS NETWORKS , INCORPORATED

Quarterly Report on Form 10-QSB for the
Quarterly period ending April 30, 2003.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at April 30, 2003 and January 31, 2003

Condensed Consolidated Statement of Losses for the three months ended April 30, 2003 and April 30, 2002

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion And
             Analysis Of Financial Condition
             Or Plan Of Operations

Item 3. Controls and Procedures

Part II - Other Information

Item 1.  Legal Proceedings

Item 2.  Changes In Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission Of Matters To A Vote  Of Security Holders

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

ARS NETWORKS INCORPORATED
Index to Financial Statements

F1

ARS NETWORKS, INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS	April 30, 2003 ( Unaudited )	January 31, 2003
Current Assets:
Cash	$ 11,028	$ 5,612
Note receivable (Note B)	29,610	29,610

Total current assets	40,638	35,222

Goodwill	1,198,650	-

Other Assets	25,646	646

	$ 1,264,934	$ 35,868
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 123,400	$ 161,000
Accrued management compensation (Note D)	471,800	456,800
Accrued expenses	7,600	6,900
Related Party Advances (Note D)	86,984	85,917
Total Current Liabilities	689,784	710,617

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred Stock, par value, $0.0001 per share; authorized 25,000,000 shares; None issued and outstanding	-	-
Common Stock, par value, $0.0001 per share; authorized 500,000,000 shares; 15,015,006 and 2,500,006 issued and outstanding on April 30, 2003 and January 31, 2003,respectively	1,501	250
Additional Paid in Capital	6,128,899	4,853,150
Accumulated Deficit	(5,555,250)	(5,528,149)
Total stockholders' equity	575,150	(674,749)
	$ 1,264,934	$ 35,868

(See accompanying notes to the unaudited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED CONDENSED CONSOLIDATED STATEMENT OF LOSSES ( UNAUDITED )
	For the three months ended April 30,
	2003	2002

REVENUES:	$ 30,000	$ -

EXPENSES:
General and Administrative expenses	56,401	217,251

Loss from operations	(26,401)	(218,603)

Interest expenses	700	1,352

Loss from continuing operations before income taxes	(27,101)	(218,603)
Provision for Income taxes	-	-

Loss from continuing operations	(27,101)	(218,603)

Loss from discontinued operations	-	(17,248)
	----------------	--------------
Net loss	$ (27,101)	$ (235,851)

Loss per common share (basic and assuming dilution), as restated for reverse stock split	($0.01)	($0.60)
Continued Operations	($0.01)	($0.56)
Discontinued Operations	-	($0.04)
	-
Weighted average shares outstanding (Basic and Diluted), as restated for reverse stock split	3,566,635	390,579

(See accompanying notes to the unaudited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ( UNAUDITED )
	For the three months ended April 30,
	2003	2002

Cash Flows From Operating Activities:
Net loss for the year from continuing operations	$ (27,101)	$ (218,603)
Loss from discontinued operations	-	(17,248)
Loss from operations	(27,101)	(235,851)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Professional fees settled in stock	53,000	16,709
Depreciation and amortization		635
Changes in assets and liabilities:
Decrease in accounts receivable		(453)
Decrease in inventories		(19,552)
Decrease i n prepaid expenses		69,560
Decrease (Increase) in due from officer		(1,890)
(Decrease )Increase in accounts payable and accrued expenses	(21,550)	112,763
Total Adjustments	31,450	177,772
Net Cash (Used In) Operating Activities	4,349	(58,059)
Cash Flows From Investing Activities:

Net Cash Provided by Investing Activities		-
Cash Flows From Financing Activities:
Proceeds from the sale of common stock, net		10,000
Payments of long-term debt		(1,258)
Payment of note payable - related party		-
Proceeds from advances - related parties	1,067	22,500
Net Cash Provided By Financing Activities	1,067	31,242
Net (Decrease) In Cash	5,416	(26,837)
Cash, beginning of period	5,612	34,707
Cash, end of period	$ 11,028	$ 7,870

Supplemental Information :

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

Non cash Disclosures :

Acquisition of Majestic Refilter
Assets acquired	$ 25,000	-
Liabilities acquired	-	-
Good will	$ 179,000	-
Common stock issued for acquisition	$ 204,000	-

Acquisition of HMM capital Holdings
Assets acquired	$ 900	-
Liabilities acquired	$ 550	-
Goodwill	$ 1,019,650	-
Common stock issued for acquisition	$ 1,020,000	-

Common stock issued for services	$ 53,000	$ 16,709
Exercise of stock options against accrued compensation	$ - .	$ 78,000
Common stock issued to settle accounts payable	$ - .	$ 58,783

 (See accompanying notes to the unaudited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
 ( UNAUDITED )

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ended January 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated January 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification

Certain reclassifications have been made to conform to prior period's data to the current presentation. These reclassifications had no effect on reported losses.

BUSINESS AND BASIS OF PREPARATION

ARS Networks, Incorporated ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems. To date the company has incurred sustained losses of $ 5,555,250.

In January, 2003, the Company sold its wholly-owned subsidiary, T & T Diesel Power, Ltd ("T & T") to the former managers of T&T, (the " Purchasers") through an Agreement of Purchase and Sale ("Agreement").  The T & T business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting.  Summarized results of the discontinued business are further described in Note B.

In February 2003, the Board of Directors recommended and shareholders approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each fifty (50) pre consolidation shares held by each shareholder. The reverse split was effective on March 26, 2003. As a result the Company's trading symbol was changed to ARSW. The resulting number of outstanding shares as at March 26, 2003 were 2,500,006.

Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
 ( UNAUDITED )

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

On April 22, 2003, ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with Majestic Refilter Ltd. The Stockholders of Majestic Refilter Ltd received 2 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value $ 0.001 per share. This stock had a value of $204,000 at the time of the transaction. Majestic Refilter was non operational at the time of acquisition.

On April 25, 2003 ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings, Inc, a Nevada Corporation. The stockholders of HMM Capital Holdings, Inc received 10 million shares of common stock of ARS Networks with par value of $ 0.0001 per share. The stock had a value of $1,020,000 at the time of the transaction. HMM has no operating history at the time of the acquisition

Following is the summary of transactions relating to the acquisitions:

	Majestic Refilter Ltd.	HMM Capital Holdings, Inc.
Assets	$25,000	$900
Liabilities	-	$550
Net	$25,000	$350
Common Stock issued	$204,000	$1,020,000
Goodwill	$ 179,000	$ 1,019,650

Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The Company  completed its impairment test and recorded goodwill impairment charge of $ 264,868 in the last quarter for the year ended on January 31, 2003. With regard to the recent acquisitions of Majestic Refilter and HMM Capital by ARS Products Inc., a wholly owned subsidiary of ARS Networks, goodwill of $179,000 and $1,019,650 have been reported as at April 30, 2003.

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
( UNAUDITED )

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)
EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company has adopted SFAS No. 143 effective January 1, 2003.

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

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
( UNAUDITED )

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. the Company has  elected to change to the fair value based method of accounting for stock-based employee compensation.

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

 ARS NETWORKS, INCORPORATED AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
( UNAUDITED )

NOTE B - DISCONTINUED OPERATIONS

In January, 2003, the Company sold its wholly-owned subsidiary, T & T Diesel Power, Ltd ("T & T") to the former management of T&T, ("The Purchasers") through an Agreement of Purchase and Sale ("Agreement").  The T & T business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting.

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.  Prior years have been restated. Operating results for the discontinued operations for the three months ended April 30, 2003 and 2002 were:

	2003	2002
Revenues	$ -	$ 82,751
Expenses	-	(99,999)
Net (loss)	$ -	$ (17,248)

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
( UNAUDITED )

NOTE C - ACQUISITIONS

On April 22, 2003, ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with Majestic Refilter Ltd. The Stockholders of Majestic Refilter Ltd received 2 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value $ 0.001 per share. This stock had a value of $204,000 at the time of the transaction. Majestic Refilter was non operational at the time of acquisition.

On April 25, 2003 ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings, Inc, a Nevada Corporation. The stockholders of HMM Capital Holdings, Inc received 10 million shares of common stock of ARS Networks with par value of $ 0.0001 per share. The stock had a value of $1,020,000 at the time of the transaction. HMM has no operating history at the time of the acquisition

The following is the summary of acquisition related transactions:

	Majestic	HMM	Total
Assets	$ 25,000	$ 900	$ 25,900
Liabilities	$ -	$ 550	$ 550
Net	$ 25,000	$ 350	$ 25,350
Consideration Paid	$ 204,000	$ 1,020,000	$ 1,224,000
Goodwill	$ 179,000	$ 1,019,650	$ 1,198,650

NOTE D.  RELATED PARTY TRANSACTIONS

The Company repaid  $ 32,000 of the $63,800 due on the note payable related party in January 2003 and has assigned the proceeds of the note receivable from the sale of T&T to the related party.  In January 2002, the Company issued options to purchase 100,000 shares and in February 2002 issued 25,000 common shares to the related party in connection with the note payable. The balance of the note payable outstanding is $31,800.

During the three months ended April 30, 2003, officers of the Company advanced $1,067 to the Company. These advances will be repaid as the Company raises additional capital. At April 30, 2003, these advances aggregated $86,984.

In January, 2003, management exercised stock options for 1,100,000 shares at a price of $0.13 per share for a total of $143,000.

In January 2003, the Board of Directors authorized the issuance of 58,715,177 shares to management in lieu of foregone compensation and settlement of management contracts. Management contracts were bought out due to an agreement to sell the Company. Subsequent to the approval of the settlements, the purchaser withdrew from the sale.

ARS NETWORKS, INCORPORATED AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2003
 ( UNAUDITED )

NOTE D.  RELATED PARTY TRANSACTIONS (continued)

In January 2003, the Company issued 1,236,289 shares to the Board of Directors as compensation under pre approved contracts.

NOTE E REVENUE FROM  LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. The agreement was for an initial term of six months under which Edify paid, and ARS received  $61,500. Of this amount, $30,000 was received in the three month period ended April 30, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

                On April 25, 2003, ARS acquired all of the outstanding common shares of HMM Capital Holdings Inc. ("HMM") and with this transaction also acquired the license to distribute the ARS Fire Safety Tec fire retardant doors. The fire doors are approved by United Laboratories in the United States and Canada. The retrofit fire doors are protected by patent in the US. The doors meet the current safety legislation guidelines imposed in the US and Canada and have been sold in North America for the past several years. As consideration, ARS issued 10 million shares of its restricted common stock to the shareholders of HMM Capital Holdings, Inc. in exchange for all 10 million shares of HMM outstanding.

                Given the above, the Company has refocused its business strategy for 2003 and beyond. The fire doors are expected to bring revenue to the Company immediately and the Company will also focus on the continued development of Crosslogix and the Refilter product. However, it must be noted that the customer acceptance of these products is not assured.

Results of Operations

Three Months Ended April 30, 2003 Compared To Three Months Ended April 30, 2002

                Revenues.  ARS had revenues of $30,000 in the three months ended April 30, 2003  versus $0 in revenue for the three months ended April 30, 2002.  These revenues relate to license arrangements to market the ARS Crosslogix system in China.

                Total Operating Expenses.  ARS' total operating expenses decreased from $218,603 to $57,101, in the three months ended April 30 2002 and 2003 respectively.  The decrease in operating expenses is principally due to the refocusing of the Company's business plan during this period.

                Net Loss.  ARS had a net loss of $27,101 or $0.01 per share, in the three months ended April 30, 2003 compared to a net loss of $235,851, or $0.60 per share, in the comparable period in the prior year.  The reduction in net loss is due to the provision for the sale of T&T in April 2002 and the refocusing of the business in 2003..

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

As part of its sales and marketing strategies, FST is discussions with marketing and distribution organizations that will assist in the market development and awareness of the product and coordinate efforts to immediately start building a full dealer sales, customer support and service network. FST will develop live video presentations to train agents and our dealers network, which in turn will make presentations to property owners, property management executives and Fire Marshals. While the prime focus of all the above strategies is distribution, these efforts will be supported by publicity and advertising programs directed at the property management industry, its customers, Fire Marshals and key levels of government.  The FST Web site, direct mail, brochures, technical support material and presentations to professional associations to which the property management industry executives and Fire Marshals belong will all play important roles in the overall communication program. After-sales service and support are considered of critical importance in building trust and relationships that will be important when the Company introduces new products and will be addressed through partnering contracts with locally recognized service suppliers.

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

Liquidity

As of  January 31, 2003, we had a working capital deficit of $  623,500. As a result of our operating losses   for the three months ended April 30, 2003  we generated a cash flow of only $  4,349  from operating activities. We met our cash requirements during this period through the modest operatin cash flow and  $ 1,067 of advances from Company officers and shareholders.

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

By adjusting its operations and development  to the level of capitalization , management belives it has suffucient capital  resources to meet  projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern . The indenpendent auditors report on the Company's  January  31, 2003 financial statements states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Market Development

The primary focus of ARS will be the sale and distribution of the Fire Safety Tec fire rated retrofit doors. As such, ARS marketing development will be  concentrated in this area.

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

As part of its sales and marketing strategies, FST is discussions with marketing and distribution organizations that will assist in the market development and awareness of the product and coordinate efforts to immediately start building a full dealer sales, customer support and service network. FST will develop live video presentations to train agents and our dealers network, which in turn will make presentations to property owners, property management executives and Fire Marshals. While the prime focus of all the above strategies is distribution, these efforts will be supported by publicity and advertising programs directed at the property management industry, its customers, Fire Marshals and key levels of government.  The FST Web site, direct mail, brochures, technical support material and presentations to professional associations to which the property management industry executives and Fire Marshals belong will all play important roles in the overall communication program. After-sales service and support are considered of critical importance in building trust and relationships that will be important when the Company introduces new products and will be addressed through partnering contracts with locally recognized service suppliers.

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

A patent notice of allowance has been granted for the Refilter product and the Company anticipates the patent will be issued with in the next two months. As part of the acquisition of Refilter in April, ARS acquired the intellectual property which was valued at $25,000.

Non Qualified Stock Compensation Plan

In May 2002, the Board of Directors authorized the 2002 NON-QUALIFIED STOCK COMPENSATION PLAN which reserves 5,000,000 shares for employees, directors, officers, consultants, advisors and other persons associated with the Company and is intended to advance the best interests of the Company by providing those persons who have a substantial responsibility for its management and growth with additional incentive by increasing their proprietary interest in the success of the Company. This plan was increased by 100 million shares in December 2002.

Effect of Recent Accounting Pronouncements

In June 2001, the FASB finalized SFAS No. 142, "Goodwill and Other Intangible Assets".  SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.  In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life.  An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142.  SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at the date, regardless of when those assets were initially recognized.  SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

The acquisition of T & T was accounted for using the purchase method. As of January 31, 2002, the net carrying amount of goodwill was $329,200. The Company has completed its impairment test and recorded goodwill impairment charge of $ 264,868 for the year ended January 31, 2003. With regard to the recent acquisitions of Majestic Refilter and HMM Capital by ARS Products Inc., a wholly owned subsidiary of ARS Networks, goodwill of $179,000 and $1,019,650 have been reported as at April 30, 2003.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. the Company has  elected to change to the fair value based method of accounting for stock-based employee compensation.

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

ITEM 3. CONTROLS AND PROCEDURES

The Company's management including the President and Treasurer, have evaluated, within 90 days prior to the filing of this quarterly report, the effectiveness of the design, maintenance and operation of the Company's disclosure controls and procedures. Management determined that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files under the Exchange Act is accurate and is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and regulations.

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision making can be fully faulty and that breakdowns in internal control can occur because of human failures such as errors or mistakes or intentional circumvention of the established process.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

The Registrant had no sales of unregistered securities during the three-month period ending April 30, 2003.

Use of Proceeds.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company issued a schedule 14C in March 2003 advising shareholders of the proposed reverse stock split. The shareholders were not asked to vote on this action since a majority of the shareholders had already approved the reverse stock split.

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

June 13, 2003                                         ARS NETWORKS, INCORPORATED

                                                                                By:          /s/ Sydney A. Harland

                                                                                Name:     Sydney A. Harland

                                                                                Title:       President and CEO

CERTIFICATIONS

I, Sydney A. Harland, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of ARS Networks Inc. ;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that material  information  relating  to  the  registrant, including  its consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to record,  process,  summarize,  and  report  financial  data  and  have identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly report whether or not there were significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any  corrective actions,  with  regard  to  significant  deficiencies  and material weaknesses.

Date:  June 13, 2003

/s/ Sydney A. Harland
Sydney A. Harland, CEO and President

CERTIFICATIONS

I, Mark Miziolek, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of ARS Networks Inc. ;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that material  information  relating  to  the  registrant, including  its consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated the  effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions about  the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's ability to record,  process,  summarize,  and  report  financial  data  and  have identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date:  June 13, 2003

/s/ Mark Miziolek
Mark Miziolek, CFO and Director