Form 10KSB/A
period 2003-01-31
ARS NETWORKS INC
filed 2003-06-20
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange
Act of 1934

For the Year ended January 31, 2003

|_| Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the transition period from _______ to _______.

Commission File No. 001-14883

ARS NETWORKS, INCORPORATED -------------------------- (Name of Small Business Issuer in Its Charter)
New Hampshire -------------- (State or Other Jurisdiction of Incorporation or Organization)	14-1805077 ---------- (I.R.S. Employer Identification No.)

100 Walnut Street, Champlain, New York --------------------------------------- (Address of Principal Executive Offices)	12919 ----- (Zip Code)

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

Given the above, the Company has refocused its business strategy for 2003 and beyond. The fire doors are expected to bring revenue to the Company immediately and the Company will also focus on the continued development of Crosslogix and the Refilter product. However, it must be noted that the customer acceptance of these products is not assured  Since January 31, 2002, ARS has raised $10,000 from the sale of securities. Other operating funds were provided from T&T operations or through management loans aggregating $54,117.

Results of Operations

Twelve Months Ended January 31, 2003 Compared To Twelve Months Ended January 31, 2002

Sales.  ARS had sales of $31,500 versus nil in the twelve months ended January 31, 2003 and 2002, respectively.  These sales relate to a license agreement to sell the ARS Automated Railway Crossing in China.

Total Operating Expenses.  ARS' total operating expenses decreased by $672,178 from $1,628,781 in the twelve months ended January 31, 2002 to $956,603 in the comparable period in the current period.  The decrease in operating expenses is due to reductions in compensation, professional fees, advertising and promotional and development expenses.

Loss re discontinued operations: In January 2003, ARS completed the sale of T&T Diesel Power Limited which was effective October 31, 2002. As such, the Company has reported T&T operating results as a discontinued operation. The loss for the current year is $66,423 versus $52,697 for the prior year.

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

By adjusting its operations and development  to the level of capitalization , management believes it has sufficient capital  resources to meet  projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

            The independent auditor's report on the Company's  January  31, 2003 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern

            Market Development

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

Auditor's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern"

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

          The Company has engaged Russell Bedford Stefanou Mirchandani LLP ( Russell Bedford Stefanou Mirchandani) as its certifying accountant as of  December  2, 2002 for the Company's fiscal year ending January 31, 2003 . The Company had not consulted  with Russell Bedford Stefanou Mirchandani prior to Russell Bedford Stefanou Mirchandani's retention on either the application of accounting principles or the type of opinion Russell Bedford Stefanou Mirchandani might render on the Company's financial statements.

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

AGGREGATED OPTIONS/SAR EXERCISES
IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTIONS/SAR VALUES(1)

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Securities Underlying Unexercised Options/SAR's at Fiscal Year End(1)	Value of Unexercised In-the-Money Options/SAR's at Fiscal Year End(2)
Sydney A. Harland, President and Chief Executive Officer	-700,000-	-5,000-	Exercisable: 77,877 Unexercisable : 0	$ 0
Mark P. Miziolek, Vice President Finance and Chief Financial Officer	-200,000-	-2,500-	Exercisable: 17,510 Unexercisable : 0	$ 0

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

Certain specific guidelines for each of management, the Board of Directors and external consultants are included in the Plan as outlined below:

Management and Key Employees:

1.   Annual compensation that has not been received by management will be paid in the form of stock or stock options in the first quarter following the end of the calendar year. The underlying stock to be paid to management will be valued at the unpaid cash amount and the average stock price over the year for which the compensation amount relates.

2.   Annual Specific Incentive Compensation will be established at the beginning of each year for each member of management and approved by the Board of Directors.

3.   Incentive Compensation will be awarded based on approval of the Board of Directors as follows:

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

	Common Stock Beneficially Owned
Name/Address	Number	Percent(1)
Sydney A. Harland .................................................. 2155 Winchester Court Burlington, Ontario, Canada L7P 3M7	1,545,925(2)	10.3%

Mark P. Miziolek ...................................................... 1384 Clearwater Crescent Oakville, Ontario, Canada L6H 7J7	1,421,710(3)	9.5%

Ron Moodie 30 Cudmore Road Oakville, Ontario	1,486,128 (4)	9.9%

Warwick Tranter.......................................................	1,441,000	9.6%%

George Perlin	4,150,000	27.6%

All Directors, Officers and greater than 10% shareholders as a group		66.9

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

Item 13.  Exhibits, Lists and Reports on Form 8-K.

(a)           The following exhibits are filed as part of this registration statement:

Exhibit No.	Description	Location
2.1	Share Purchase Agreement dated as of July 31, 2000 among the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
2.2	Escrow Agreement dated as of July 31, 2000 among the Pallet Valo, the former shareholders of T & T Diesel Power, Ltd. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
2.3	Promissory Note dated as of July 31, 2000 given by the Company to the former shareholders of T & T Diesel Power, Ltd.	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
3.1	Certificate of Incorporation	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
3.2	Articles of Amendment to the Articles of Incorporation	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
3.3	Bylaws	Incorporated by reference to Amendment No. 5 to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on September 7, 1999.
4.1	Lockup Agreement with Sydney Harland	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.2	Lockup Agreement with Donald Hathaway	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.3	Lockup Agreement with Robert Esecson	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
4.4	Lockup Agreement with Peter Hoult	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,
4.5	Lockup Agreement with Mark Miziolek	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.

4.6	Lockup Agreement with Patrick Shea	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended,.
10.1	Consulting Agreement dated as of February 9, 2001 between National Financial Communications Corp. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.2	Equity Line of Credit Agreement dated as of March 22, 2001 between Cornell Capital Partners, L.P. and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.3	Escrow Agreement dated as of March 22, 2001 among Butler Gonzalez LLP, First Union National Bank and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.4	Registration Rights Agreement dated as of March 22, 2001 between Cornell Capital Partners LP and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.5	Consulting Services Agreement dated as of March 22, 2001 between Yorkville Advisors Management, LLC and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.6	Management Agreement for Vice President Finance and Chief Financial Officer dated as of January 1, 2001 between Mark P. Miziolek and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.7	Management Agreement for President and Chief Executive Officer dated as of January 1, 2001 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.8	License Agreement dated as of May 20, 1998 between Sydney Harland and the Company	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.9	Promissory Note dated as of July 31, 2001 in the original principal amount of $100,000 Canadian Dollars given by the Company to Betty Harland	Incorporated by reference in Registration Statement on Form SB-2 filed with the Commission on September 19, 2001, as amended.
10.10	Consulting services contract with Inc. Financial Group LLC dated January 29, 2002	Incorporated by reference in form 10KSB filed May 14, 2002

11.1	Statement re: Computation of Per Share Earnings	Provided herewith.
13	Financial Statements
	Form S-8 registration Statement	Incorporated by reference in registration statement filed on form S-8 February 28, 2002
	Form S-8 registration Statement	Incorporated by reference in registration statement filed on Form S-8 June 25, 2002
	Form S-8 registration Statement	Incorporated by reference in registration statement filed on Form S-8 December 8, 2002
	Share Purchase Agreement regarding the sale of T&T Diesel Power Limited	Provided Herewith
	Plan and Agreement of Reverse Triangular Merger	Incorporated by Reference on Form 8K filed April 25, 2003
	Plan and Agreement of Reverse Triangular Merger	Incorporated by Reference on Form 8K filed April 28, 2003
99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	Provided Herewith
99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act	Provided Herewith

(b)             On December 9, 2002, the Company filed a Current Report on Form 8-K dated December 2, 2002, reporting under Item 4 the resignation of Lougen Valenti Bookbinder & Weintraub LLP as the Company's certifying accountant and the appointment of Russell Bedford Stefanou & Mirchandini as the new certifying accountant effective December 5, 2002. There were no disagreements with the former auditors. The Company filed an amended 8-K with regard to this report on Dec 20, 2002

                On December 20, 2002, the Company filed a Current Report on Form 8-K dated December 5, 2002, reporting under Item 5 that the shareholders of the Company had approved the increase in authorized common share capital to 500 million shares from the previous level of 50 million shares.

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

Date: June 20, 2003	ARS Networks, Incorporated

By: /s/ Sydney A. Harland
Sydney A. Harland
Chief Executive Officer and President

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sydney A. Harland Sydney A. Harland	Chief Executive Officer, President and Director	June 20, 2003
/s/ Ronald A. Moodie Ronald A. Moodie	Corporate Secretary and Director	June 20, 2003
/s/ Warwick Tranter Warwick Tranter	Director	June 20, 2003
/s/ Richard Mangiarelli Richard Mangiarelli	Director	June 20, 2003
/s/ Mark Miziolek Mark Miziolek	Chief Financial Officer and Director	June 20, 2003

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

Dated: June 20, 2003.

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

Dated: June 20, 2003.

/s/ Mark P. Miziolek
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

New York, New York
April 25, 2003

Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of
 ARS Networks, Incorporated
Champlain, New York

We have audited the accompanying consolidated statements of loss, deficiency in stockholders' equity and cash flows of ARS Networks, Incorporated for the year ended January 31, 2002.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ARS Networks, Incorporated for the year ended January 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that ARS Networks Incorporated will continue as a going concern.  ARS Networks, Incorporated has incurred losses since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are described in Note H.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
F-8 (See accompanying notes to consolidated financial statements)

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

	2003	2002
Net loss, as reported	$ (1,256,394)	$ (1,681,478)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	$606,000
Net loss - Pro Forma	(1,256,394)	(2,287,478)
Basic (and assuming dilution) loss per share - as reported	$ (0.04)	$ (0.11)

Basic (and assuming dilution) loss per share - Pro forma	(0.04)	(0.16)

After giving effect to the 1:50 reverse split
Basic (and assuming dilution) loss per share - as reported	(2.09)	(5.70)
Basic (and assuming dilution) loss per share - Pro forma	(2.09)	(7.76)

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

Revenue from the sale of products is recorded at the time the goods are shipped. Revenue under License Agreements is recorded when payment for services is due under such contract.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."  Assets and liabilities are translated at current exchange rates in effect during the

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

period.  Resulting translation adjustments, if any, are recorded as a separate component in stockholder's equity. Foreign currency transaction gains and losses are included in the statement of operations.

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

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the years ended January 31, 2003 and 2002:

	2003	2002
Net Loss	$ (1,256,394)	$ (1,681,478)
Adjustments:
Amortization of goodwill	-	-
Impairment of goodwill	264,868	-
Adjusted net (loss)	$ (991,526)	$ (1,681,478)
Shares used to compute basic and diluted net loss per common share	601,040	294,817
Adjusted basic and diluted net loss per common share	$ (1.65)	$ (5.70)
Reported basic and diluted net loss per common share	$ (2.09)	$ (5.70)

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

A summary of the status of the Company's stock option plans for options held by officers and directors as of January 31, 2002 and 2003 and changes during the years ending on those dates, after giving effect to the reverse stock split subsequent to the year end (see Note J) is presented below:

NOTE G.  NON QUALIFIED STOCK COMPENSATION PLAN (continued)

	January 31, 2003		January 31, 2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	153,486	$ 22.50	64,219	$ 40.50
Granted	-		89,769	9.50
Exercised	(22,000)	6.50	-
Cancelled	-		(503)	50.00
Outstanding at end of year	131,486		153,486	22.50
Options exercisable at year-end	131,486		153,486	22.50

Weighted average fair value of options granted during the year				9.50

The following table summarizes information about stock options held by officers and directors which are outstanding at January 31, 2003 , after giving effect to the reverse stock split subsequent to the year end (see Note J)):

Exercise Prices	Number Outstanding at January 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2003	Weighted Average Exercise Price

$0.005	$ 2,455	27 months	$ 0.0001	2,455	$ 0.0001
$6.50	52,769	48 months	6.50	52,769	$ 6.50
$25.00	15,000	39 months	25.00	15,000	25.00
$34.38	32,365	31 months	34.38	32,365	34.38
$50.00 to $50.50	28,897	13 months	50.50	28,897	50.50

	131,486			131,486

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

NOTE H.  GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended January 31, 2003 and 2002, the Company incurred net losses of $1,256,394 and $1,681,478 respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

On April 22, 2003, ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with Majestic Refilter Ltd., a development stage entity with no significant operations or assets The Stockholders of Majestic Refilter Ltd received 2 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value $ 0.001 per share. This stock had a value of $204,000 at the time of the transaction.

NOTE J.  SUBSEQUENT EVENTS (continued)

On April 25, 2003 ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings, Inc, a Nevada Corporation, a development stage entity with no significant operations or assets. The stockholders of HMM Capital Holdings, Inc received 10 million shares of common stock of ARS Networks with par value of $ 0.0001 per share. The stock had a value of $1,020,000 at the time of the transaction.