Form 10QSB
period 2003-07-31
ARS NETWORKS INC
filed 2003-09-19
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate the number of shares outstanding of each of the issuer's class of common stock.  The Registrant had 54,490,007 shares of its common stock outstanding as of September 12, 2003.

ARS NETWORKS , INCORPORATED

Quarterly Report on Form 10-QSB for the
Quarterly period ending July 31, 2003.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at July 31, 2003 and January 31, 2003

Condensed Consolidated Statement of Losses for the six months ended July 31, 2003 and July 31, 2002

Condensed Consolidated Statement of Losses for the three months ended July 31, 2003 and July 31, 2002

Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Item 5.  Other Information

Item 6.  Exhibits And Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED).

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

JULY 31, 2003

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

ARS NETWORKS, INCORPORATED

ARS NETWORKS,  INCORPORATED
Index to Unaudited Financial Statements

Page No.
Unaudited Condensed Consolidated Balance Sheets at July 31, 2003 and January 31, 2003	F-3

Unaudited Condensed Consolidated Statement of Losses for the three months ended July 31, 2003 and July 31, 2002 and six months ended July 31, 2003 and July 31, 2002	F-4

Unaudited Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2003 and July 31, 2002	F-5 to F-6

Notes to Unaudited Condensed Consolidated Financial Statements	F-7 to F-14

ARS NETWORKS INCORPORATED
 CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2003 ( UNAUDITED)	January 31, 2003 ( AUDITED)
ASSETS
Current Assets:
Cash and equivalents	$ 29,160	$ 5,612

Note receivable	-	29,610
Total current assets	$ 29,160	$ 35,222

Other assets	25,646	646

Total Assets	$ 54,806	$ 35,868
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 103,200	$ 161,000
Accrued management compensation ( Note D )	528,800	456,800
Accrued expenses	8,300	6,900
Related party Advances (Note D)	43,418	85,917
Total current liabilities	683,718	710,617

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value per share; 25,000,000 shares authorized, none issued and outstanding at July 31, 2003 and January 31, 2003	-	-
Common Stock, $0.0001 par value per share, 500,000,000 shares authorized, 35,990,007 and 2,500,006 shares issued and outstanding at July 31, 2003 and January 31, 2003, respectively. (Note E)	3,599	250
Additional paid in capital	6,862,651	4,853,150
Subscriptions Receivable (Note E)	(211,875)	-
Accumulated deficit	(7,283,287)	(5,528,149)
Deficiency in stockholder's equity	(628,912)	(674,749)
	$ 54,806	$ 35,868

 (See accompanying notes to condensed unaudited consolidated financial statements)

ARS NETWORKS INCORPORATED
 CONDENSED CONSOLIDATED STATEMENT OF LOSSES
( UNAUDITED )

	For the three months ended		For the six months ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Revenues:	$10,000	$ -	$ 40,000	$ -

Costs and expenses:
General and administrative	538,688	234,005	595,089	451,256
Impairment of Goodwill	1,198,650		1,198,650

Total costs and expenses	(1,737,338)	(234,005)	(1,793,739)	(451,256)

Loss from continuing operations before interest and income taxes	(1,727,338)	(234,005)	(1,753,739)	(451,256)
Interest expenses	700	2,148	1,400	3,500
Income (taxes) benefit	-	-	-	-
Net loss from continuing operations	(1,728,038)	(236,153)	(1,755,139)	(454,756)
Loss from Discontinued operations		(8,970)	-	(26,218)
Cumulative effect of account change	-	(264,868)	-	(264,868)
Net Loss	$(1,728,038)	$(509,991)	$(1,755,139)	$ (745,842)

Loss per common share (basic and assuming dilution), as restated for reverse stock split	$(0.09)	$(1.24)	$(0.15)	$(1.86)
Continued operations	$(0.09)	$(0.58)	$(0.15)	$(1.13)
Discontinued operations		$(0.02)	-	$(0.07)
Loss re to accounting change		$(0.64)	-	$(0.66)
Weighted average shares outstanding as restated for reverse stock split	19,931,582	411,409	11,890,253	401,160

 (See accompanying notes to condensed unaudited consolidated financial statements)

ARS NETWORKS INCORPORATED
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( UNAUDITED )

	For six months ended July 31, 2003	For six months ended July 31, 2002

Cash flows from operating activities
Net Loss for the period	$ (1,755,139)	$(745,842)
Adjustments to reconcile Net loss to Net cash used in Operating activities :
Impairment of Goodwill	1.198,650
Cumulative effect of accounting change		264,868
Professional fees settled in stock	471,975	62,819
Compensation settled in stock	30,000	-
Depreciation and amortization	-	1,459
Changes in assets and liabilities
Decrease in Accounts receivable	-	51,022
Decrease in Note receivable	29,610	-
Increase in inventories	-	(5,573)
Decrease in prepaid expenses	-	110,744
Increase in due from officer	-	(1,890)
Increase in accounts payable and accrued expenses	15,951	183,214

Net cash used in operating activities	(8,953)	(79,179)

Cash flows from Investing activities
Property and Equipments acquired		(1,300)
Cash used in investing activities		(1,300)

Cash Provided by Financing Activities
Proceeds from sale of common stock, net	75,000	10,000
Payments of long term debts	-	(1,258)
Repayment of advances-related parties, net	(42,499)	49,804
Net cash provided by financing activities	32,501	58,546

Increase (decrease) in cash and cash equivalents	23,548	(21,933)
Cash and cash equivalents, beginning of year / period	5,612	34,707
Cash and cash equivalents, end of the year / period	29,160	12,774

Supplemental Information:
Cash paid during the period for interest	--	-
Cash paid during the period for taxes	-	-

 (See accompanying notes to condensed unaudited consolidated financial statements)

ARS NETWORKS INCORPORATED
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( UNAUDITED )

	For six months ended July 31, 2003	For six months ended July 31, 2002

Non cash disclosures :
Acquisition of Majestic Refilter		-
Assets acquired	$ 25,000	-
Goodwill	$ 179,000	-
Common stock issued for acquisition	$ 204,000	-

Acquisition of HMM capital Holdings
Assets acquired	$ 900	-
Liabilities acquired	$ 550	-
Goodwill	$ 1,019,650	-
Common stock issued for acquisition	$ 1,020,000	-

Common stock issued for services	$ 471,975	$ 16,709
Compensation settled in common stock	$ 30,000
Exercise of stock options against accrued compensation	$ -	$ 78,000
Common stock issued to settle accounts payable	$ -	$ 58,783
Cumulative effect of accounting changes: goodwill	$ -	$ 264,868
Impairment of goodwill	$ 1,198,650

 (See accompanying notes to condensed unaudited consolidated financial statements)

ARS NETWORKS, INCORPORATED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2003

NOTE A -SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months period ended July 31, 2003, are not necessarily indicative of the results that may expected for the year ending January 31, 2004. The unaudited condensed financial statements should be read in conjunction with the January 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification

Certain reclassifications have been made to conform to prior period's data to the current presentation. These reclassifications had no effect on reported losses.

BUSINESS AND BASIS OF PREPARATION

ARS Networks, Incorporated ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems. To date the company has incurred sustained losses of $ 7,283,287.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES  ( Continued )

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

The Company  completed its impairment test and recorded goodwill impairment charge of $ 264,868 in the last quarter for the year ended on January 31, 2003. With regard to the acquisitions of Majestic Refilter and HMM Capital by ARS Products Inc., a wholly owned subsidiary of ARS Networks goodwill of $179,000 and $1,019,650 recorded April 30, 2003 was deemed as impaired and Company recorded goodwill impairment charge of $1,198,650 on July 31, 2003.

New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES  ( Continued )

New Accounting Pronouncements (continued)

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES  ( Continued )

New Accounting Pronouncements (continued)

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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts ( collectively referred to as derivatives ) and for hedging activities under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In May 2003, the FASB issued Statement No.150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

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

In connection with the disposition of T & T, the Purchasers acquired 100% of the outstanding common stock of T&T and assumed all T & T liabilities for a total purchase price of $63,000.   ARS received gross proceeds of $63,000 US from the sale, comprised of $33,390 in cash and a non interest bearing note receivable in the amount of $29,610 which was paid in July 2003.

NOTE B - DISCONTINUED OPERATIONS (CONTINUED)

The note receivable was assigned to a related party in order partially repay the note payable due to this related party. See Note D

As a result of the sale of the T & T business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.  Prior years have been restated. Operating results for the discontinued operations for the six months ended July 31, 2003 and 2002 were:

	2003	2002
Revenues	$ -	$ 161,512
Expenses	-	(135,294)
Net (loss)	$ -	$ (26,218)
	======	=========

NOTE C - ACQUISITIONS

On April 22, 2003, ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with Majestic Refilter Ltd. The Stockholders of Majestic Refilter Ltd. received 2 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value $ 0.001 per share. This stock had a value of $204,000 at the time of the transaction. Through this merger, ARS acquired the patent for a diesel emissions filter developed by Majestic Refilter. The product requires additional development by ARS. Majestic Refilter was non operational at the time of acquisition.

On April 25, 2003 ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings, Inc, a Nevada Corporation. The stockholders of HMM Capital Holdings, Inc received 10 million shares of common stock of ARS Networks with par value of $ 0.0001 per share. The stock had a value of $1,020,000 at the time of the transaction. Through this merger, ARS acquired the distribution rights for a patented retrofit fire retardant door kit that meets new fire door regulations in North America. ARS has also entered into marketing and distribution agreements with a third party that will result in a royalty payment to ARS for each door sold by the licensee. HMM has no operating history at the time of the acquisition

NOTE C - ACQUISITIONS (CONTINUED)

The following is the summary of acquisition related transactions:

	Majestic	HMM	Total
Assets	$ 25,000	$ 900	$ 25,900
Liabilities	$ -	$ 550	$ 550
Net	$ 25,000	$ 350	$ 25,350
Consideration Paid	$ 204,000	$ 1,020,000	$ 1,224,000
Goodwill recognized	$ 179,000	$ 1,019,650	$ 1,198,650
Goodwill impaired	$ 179,000	$ 1,019,650	$ 1,198,650

NOTE D.  RELATED PARTY TRANSACTIONS

The Company repaid  $32,000 of the $63,800 due on the note payable related party in January 2003 and a further $28,308 from the proceeds of the note received from the sale of T&T.  In January 2002, the Company issued options to purchase 100,000 shares and in February 2002 issued 25,000 common shares to the related party in connection with the note payable. The balance of the note payable outstanding is $3,492.

During the six months ended July 31, 2003, officers of the Company were repaid $14,191, net of advances made to the Company, of previously advanced funds. The balance of the advances will be repaid as the Company raises additional capital. At July 31, 2003, these advances aggregated $39,926.

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

In January 2003, the Company issued 24,726 (1,236,289 pre consolidation) shares to the Board of Directors as compensation in the amount of $30,000 under pre approved contracts.

In June 2003, the Company issued 300,000 restricted shares at $0.10 per share to new members of the Board of Directors under board contracts.

In July 2003, the Board of directors authorized the issuance of 2,500,000 preferred shares to three officers of the company. These preferred shares will have cumulative voting rights of 100:1 versus common shares. These shares have not yet been issued.

NOTE E   COMMON SHARES ISSUED

In February 2003, the Company issued 15,000 shares of common stock as payment for legal services valued at $3,000.

On April 22, 2003, the Company issued 2 million shares of common stock of ARS Networks par value $ 0.0001 per share to the stockholders of Majestic Refilter Ltd in exchange of their common stock par value $ 0.001 per share. This stock had a value of $204,000 at the time of the transaction.

On April 25, 2003, in connection with the merger with HMM Capital Holdings, the Company issued 10 million shares of common stock of ARS Networks to the stockholders of HMM Capital Holdings, Inc received with par value of $ 0.0001 per share. The stock had a value of $1,020,000 at the time of the transaction.

In April 2003, the Company issued 500,000 common shares valued at $0.10 per share to consultants of the Company as payment for services under contracts.

In June 2003, the Company issued 300,000 restricted shares at $0.10 per share to new members of the Board of Directors under board contracts.

In June 2003, the Company issued 2,500,000 common shares valued at $360,000 to consultants as payment for services under contracts.

In July 2003, the Company issued 3,175,000 common shares to various consultants for fees valued at $58,975.

Also, under the Company's Employee Stock Incentive Plan (Note G), 15,000,000 shares valued at $286,875 have been issued to July 31, 2003. Of this total amount, the Company has received $75,000 and recorded subscriptions receivable in the amount of $211,875.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

NOTE F   REVENUE FROM  LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. The agreement was for an initial term of six months, extendable by mutual agreement, under which Edify paid, and ARS received  $71,500. Of this amount, $40,000 was received in the six month period ended July 31, 2003.

NOTE G  EMPLOYEE STOCK INCENTIVE PLAN and NON-EMPLOYEE DIRECTOR AND
CONSULTANT'S RETAINER STOCK PLAN

In June 2003, the company authorized the Employee Stock Incentive Plan ("ESIP") for 2003 as well as the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") for 2003. The purpose of the ESIP is to provide stock incentive to employees of the company. Under the ESIP plan, employees are entitled to purchase shares for no less than 85% of the market price of the company's common stock. Shares issued under the plan are approved by the company's Board of Directors.

The purpose of the NDRCP is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.10 per share. The plan is administered by the Company's Board of Directors.

The initial plan were filed in June 2003 with shares available under the ESIP and NDCRP of 18 million and 2 million shares respectively. These plans were amended August 1, 2003 to provide for an additional 50 million and 10 million shares respectively.

NOTE H - GOODWILL IMPAIRMENT CHARGE

Management performed an evaluation of the recoverability of the goodwill as described in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company recorded a charge of $1,198,650 or $0.10 per share for the six months ended July 31, 2003 for impairment of goodwill.

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

                Given the above, the Company has refocused its business strategy for 2003 and beyond. The Company has entered into marketing and license agreements regarding the fire doors and anticipates that revenue will be generated in the near term from this product and the Company will also focus on the continued development of Crosslogix and the Refilter products. However, it must be noted that the customer acceptance of these products is not assured.

Results of Operations

Three Months Ended July 31, 2003 Compared To Three Months Ended July 31, 2002

                Revenues.  ARS had revenues of $10,000 in the three months ended July 31, 2003 versus $0 in revenue for the three months ended July 31, 2002.  These revenues relate to license arrangements to market the ARS Crosslogix system in China.

                Total Operating Expenses.  ARS' total operating expenses increased from $234,005 to $538,688, in the three months ended July 31, 2002 and 2003 respectively.  The increase in operating expenses is principally due to professional fees and marketing contracts entered into in order to refocus the Company's business plan during this period.

                Net Loss.  ARS had a net loss of $1,728,038 or $0.09 per share, in the three months ended July 31, 2003 compared to a net loss of $509,991, or $1.24 per share, in the comparable period in the prior year.  The increase in net loss is due to the goodwill impairment charge recorded during the current period.

Six Months Ended July 31, 2003 Compared To six Months Ended July 31, 2002

Revenues.  ARS had revenues of $40,000 in the six months ended July 31, 2003 versus $0 in revenue for the six months ended July 31, 2002.  These revenues relate to license arrangements to market the ARS Crosslogix system in China.

                Total Operating Expenses.  ARS' total operating expenses increased from $451,256 to $595,089, in the six months ended July 31, 2002 and 2003 respectively.  The increase in operating expenses is principally due to professional fees and marketing contracts entered into in order to refocus the Company's business plan during this period.

                Net Loss.  ARS had a net loss of $1,755,139 or $0.15 per share, in the six months ended July 31, 2003 compared to a net loss of $745,842, or $1.86 per share, in the comparable period in the prior year.  The increase in the loss is primarily due to the deemed goodwill impairment charge recorded in the current period.

Plan Of Operation

                The Company's key corporate objectives and strategies for 2003 are:

  to secure sufficient financing to provide for marketing, sales and distribution of the fire retardant door kits through the Fire Safety Tech ("FST") division.

  To continue development of the Crosslogix and Refilter products so that these products can be brought to market.

  To seek strategic partners with regard to these products to ensure adequate financing, development, production and sales for the ARS products.

FST's marketing objectives and strategies are an essential component from the time of launch in order to effectively position the product's competitive benefits and establish awareness. Market evaluation, the first stage of the market strategy, has been completed during the last three years of test marketing and manufacturing the product in Canada. In excess of 70,000 units, mostly in Toronto Canada, have been sold by the product innovator; notwithstanding, there is an increasing demand for the product in the US. Security, safety, cost savings, efficiencies and the adoption of NFPA-101 Life Safety Code-2000 by 33 of the 50 states as of July 1, 2002 has presented an unprecedented opportunity for FST. FST is confident it will be the supplier of choice and first to address property owners needs and carry price points that will generate attractive returns for investors in FST.

As part of its sales and marketing strategies, FST is discussions with marketing and distribution organizations that will assist in the market development and awareness of the product and coordinate efforts to immediately start building a full dealer sales, customer support and service network. In this regard, ARS entered into a license agreement in August 2003 with American Fire Retardant to market, distribute and sell the door kits. FST will develop live video presentations to train agents and our dealers network, which in turn will make presentations to property owners, property management executives and Fire Marshals. While the prime focus of all the above strategies is distribution, these efforts will be supported by publicity and advertising programs directed at the property management industry, its customers, Fire Marshals and key levels of government.  The FST Web site, direct mail, brochures, technical support material and presentations to professional associations to which the property management industry executives and Fire Marshals belong will all play important roles in the overall communication program. After-sales service and support are considered of critical importance in building trust and relationships that will be important when the Company introduces new products and will be addressed through partnering contracts with locally recognized service suppliers.

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

The Company has completed the necessary research and is continuing development with regard to a proto-type unit. A search of the exhaust filter industry has shown that there are no similar systems available on the market.  A patent for the Refilter product has been granted.

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

  Manufacturers of canisters.

  Manufacturer of filter core.

  Manufacturer of catalyst core.

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

Liquidity

As of  July 31, 2003, we had a working capital deficit of $  654,558. As a result of our operating losses for the six months ended July 31, 2003  we generated a negative cash flow from operating activities of $8,953. We met our cash requirements during this period through advances from Company officers and shareholders and sale of common stock.

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

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern . The independent auditors report on the Company's  January  31, 2003 financial statements states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Market Development

The primary focus of ARS in the short term will be the sale and distribution of the Fire Safety Tec fire rated retrofit doors. As such, ARS marketing development will be concentrated in this area.

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

As part of its sales and marketing strategies, FST is discussions with marketing and distribution organizations that will assist in the market development and awareness of the product and coordinate efforts to immediately start building a full dealer sales, customer support and service network. In this regard, ARS has entered into a license agreement for the marketing, sales and distribution of the retro fit fire doors. FST will develop live video presentations to train agents and our dealers network, which in turn will make presentations to property owners, property management executives and Fire Marshals. While the prime focus of all the above strategies is distribution, these efforts will be supported by publicity and advertising programs directed at the property management industry, its customers, Fire Marshals and key levels of government.  The FST Web site, direct mail, brochures, technical support material and presentations to professional associations to which the property management industry executives and Fire Marshals belong will all play important roles in the overall communication program. After-sales service and support are considered of critical importance in building trust and relationships that will be important when the Company introduces new products and will be addressed through partnering contracts with locally recognized service suppliers.

While the above will be the primary market focus, ARS will continue to seek markets and partners for the development completion of Crosslogix and Refilter. In this regard, the Company will seek development partners while developing marketing relationships for licensees of the Refilter and customers for Crosslogix.

In order to assist the Company to achieve these objectives, the Company hired three individuals to provide some additional marketing research for the three ARS products as well as to establish contacts for the sales and distribution of the products and potential strategic alliances.

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

Significant Changes in Numbers of Employees

The Company currently employs 3 persons under consulting contracts and 3 under employment agreements. This number will increase over 2003 as the Company grows the Fire Safety Door operation

Patents

ARS has patent protection under a license agreement for the fire safety doors. The patent was granted February 18, 1997.

ARS has patent protection, under a license agreement, for an Automated Railway Crossing. The patent was granted in June 2001..

A patent has been granted for the Refilter product. As part of the acquisition of Refilter in April, ARS acquired the intellectual property which was valued at $25,000.

Employee Stock Incentive Plan and Non-Employee Director and Consultants Retainer Plan

In June 2003, the company authorized the Employee Stock Incentive Plan ("ESIP") for 2003 as well as the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") for 2003. The purpose of the ESIP is to provide stock incentive to employees of the company. Under the ESIP plan, employees are entitled to purchase shares for no less than 85% of the market price of the company's common stock. Shares issued under the plan are approved by the company's Board of Directors.

The purpose of the NDRCP is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.10 per share. The plan is administered by the Company's Board of Directors.

The initial plan were filed in June 2003 with shares available under the ESIP and NDCRP of 18 million and 2 million shares respectively. These plans were amended August 1, 2003 to provide for an additional 50 million and 10 million shares respectively.

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

The acquisition of T & T was accounted for using the purchase method. As of January 31, 2002, the net carrying amount of goodwill was $329,200. The Company has completed its impairment test and recorded goodwill impairment charge of $ 264,868 for the year ended January 31, 2003. With regard to the recent acquisitions of Majestic Refilter and HMM Capital by ARS Products Inc., a wholly owned subsidiary of ARS Networks, goodwill of $179,000 and $1,019,650 have been reported as at April 30, 2003. At July 31, 2003, goodwill of $179,000 and $1,019,650 was deemed impaired and the Company recorded a goodwill impairment charge of $1,198,650.

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

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts ( collectively referred to as derivatives ) and for hedging activities under FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In May 2003, the FASB issued Statement No.150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

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

ITEM 2.  CHANGES IN SECURITIES.

Sales of Unregistered Securities.

In June 2003, the Company issued 300,000 shares to its non employee directors as a retainer for their service for the current year. These shares had a value of $30,000 at the time of issue.

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

September 15, 2003                                              ARS NETWORKS, INCORPORATED

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

Date:  September 15, 2003

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

September 15, 2003

/s/ Mark Miziolek
Mark Miziolek, CFO and Director