Form 10QSB
period 2003-10-31
ARS NETWORKS INC
filed 2003-12-15
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 001-14883

ARS NETWORKS , INCORPORATED
(Exact name of Company as specified in its charter)

New Hampshire	14-1805077
(State or jurisdiction of incorporation)	(I.R.S. Employer or organization Identification No.)

  1207 Delaware Avenue, Suite 410, Buffalo, New York, 14209
(Address of principal executive offices)  (Zip Code)

Company's telephone number: (716) 332-6143

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate the number of shares outstanding of each of the issuer's class of common stock.  The Registrant had 131,340,007 shares of its common stock outstanding as of December 10, 2003.

ARS NETWORKS , INCORPORATED

Quarterly Report on Form 10-QSB for the
Quarterly period ending October 31, 2003.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at October 31, 2003 and January 31, 2003

Condensed Consolidated Statement of Losses for the nine months ended October 31, 2003 and October 31, 2002

Condensed Consolidated Statement of Losses for the three months ended October 31, 2003 and October 31, 2002

Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2003 and 2002

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

 OCTOBER 31, 2003

FORMING A PART OF QUARTERLY REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

ARS NETWORKS, INCORPORATED

ARS NETWORKS,  INCORPORATED

Index to Unaudited Financial Statements

 ___________________________________________________________________

Page No.
Unaudited Condensed Consolidated Balance Sheets at October 31, 2003 and January 31, 2003	F-3

Unaudited Condensed Consolidated Statement of Losses for the three months ended October 31, 2003 and October 31, 2002 and nine months ended October 31, 2003 and October 31, 2002	F-4

Unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2003 and October 31, 2002	F-5 - F-6

Notes to Unaudited Condensed Consolidated Financial Statements	F-7 - F-14

ARS NETWORKS INCORPORATED

 CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2003 ( UNAUDITED)	January 31 , 2003 ( AUDITED)
ASSETS
Current Assets:
Cash and equivalents	$ 18,186	$ 5,612
Note receivable	-	29,610
Total current assets	$ 18,186	$ 35,222

Other assets, net	25,646	646

Total Assets	$ 43,832	$ 35,868
	======	======
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 44,700	$ 161,000
Accrued management compensation ( Note D )	467,700	456,800
Accrued expenses	8,450	6,900
Related party Advances (Note D)	7,165	85,917
Total current liabilities	528,015	710,617

Commitments and contingencies

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock, $0.0001 par value per share; 25,000,000 shares authorized, none issued and outstanding at October 31, 2003 and January 31, 2003	-	-
Common Stock, $0.0001 par value per share, 500,000,000 shares authorized, 100,990,007 and 2,500,006 shares issued and outstanding at October 31, 2003 and January 31, 2003, respectively. (Note E)	10,099	250
Additional paid in capital	7,325,551	4,853,150
Subscriptions Receivable (Note E)	(190,629)	-
Accumulated deficit	(7,629,204)	(5,528,149)
Deficiency in stockholder's equity	(484,183)	(674,749)
	$ 43,832	$ 35,868
	=======	=======

ARS NETWORKS INCORPORATED

 CONDENSED CONSOLIDATED STATEMENT OF LOSSES

( UNAUDITED )

	For the three months ended		For the nine months ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002

Revenues:	$ -	$ -	$ 40,000	$ -

Costs and expenses:
General and administrative	345,767	122,168	940,856	573,424
Impairment of Goodwill	-		1,198,650

Total costs and expenses	(345,767)	(122,168)	(2,139,506)	(573,424)

Loss from continuing operations before interest and income taxes	(345,767)	(122,168)	(2,099,056)	(573,424)
Interest expenses	150	1,300	1,550	4,800
Income (taxes) benefit	-	-	-	-
Net loss from continuing operations	(345,917)	(123,468)	(2,101,056)	(578,224)
Loss from Discontinued operations		(38,204)	-	(64,422)
Cumulative effect of account change	-	-	-	(264,868)
Net Loss	$(345,917)	$(161,672)	$(2,101,056)	$ (907,514)

Loss per common share (basic and assuming dilution), as restated for reverse stock split	$(0.01)	$(0.24)	$(0.08)	$(1.23)
Continued operations	$(0.01)	$(0.18)	$(0.08)	$(1.17)
Discontinued operations		$(0.06)	-	$(0.13)
Loss from cumulative effect of change in accounting		-	-	$(0.53)
Weighted average shares outstanding as restated for reverse stock split	60,549,787	681,753	27,947,494	495,318

ARS NETWORKS INCORPORATED
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( UNAUDITED )

	For nine months ended October 31, 2003	For nine months ended October 31, 2002

Cash flows from operating activities
Net Loss for the period	$ (2,101,056)	$ (907,514)
Adjustments to reconcile Net loss to Net cash used in Operating activities :
Impairment of Goodwill	1,198,650	-
Cumulative effect of accounting change		264,868
Common stock issued in exchange for services rendered	639,200	62,794
Common stock issued in exchange for compensation	30,000	138,500
Depreciation and amortization	-	2,198
Changes in assets and liabilities
Decrease in Accounts receivable	-	51,406
Decrease in Note receivable	29,610	-
Decrease in inventories	-	(18,389)
Decrease in prepaid expenses	-	112,787
Increase in due from officer	-	(1,890)
Increase in accounts payable and accrued expenses	(103,499)	156,903

Net cash used in operating activities	(307,095)	(101,559)

Cash flows from Investing activities
Property and Equipments acquired		(1,300)
Cash used in investing activities		(1,300)

Cash Provided by Financing Activities
Proceeds from sale of common stock, net	398,421	10,000
Payments of long term debts	-	(1,258)
Proceeds from note payable		9,734
Repayment of advances-related parties, net	(78,752)	54,117
Net cash provided by financing activities	319,669	72,593

Increase (decrease) in cash and cash equivalents	12,574	(30,266)
Cash and cash equivalents, beginning of period	5,612	34,707
Cash and cash equivalents, end of the period	$ 18,186	$ 4,441
	======	======
Supplemental Information:
Cash paid during the period for interest	$ --	$ -
Cash paid during the period for taxes	-	-

ARS NETWORKS INCORPORATED
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
( UNAUDITED )

	For nine months ended October 31, 2003	For nine months ended October 31, 2002

Non cash disclosures :
Acquisition of Majestic Refilter		-
Assets acquired	$ 25,000	-
Goodwill	$ 179,000	-
Common stock issued for acquisition	$ 204,000	-

Acquisition of HMM capital Holdings
Assets acquired	$ 900	-
Liabilities acquired	$ 550	-
Goodwill	$ 1,019,650	-
Common stock issued for acquisition	$ 1,020,000	-

Common stock issued for services rendered	$ 639,200	$ 62,794
Common stock issued in exchange for compensation	$ 30,000	$ 138,500
Exercise of stock options against accrued compensation	-	$ 143,000
Cumulative effect of accounting changes: goodwill	-	$ 264,868
Impairment of goodwill	$ 1,198,650

ARS NETWORKS, INCORPORATED
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2003

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended October 31, 2003, are not necessarily indicative of the results that may expected for the year ending January 31, 2004. The unaudited condensed financial statements should be read in conjunction with the January 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification

Certain reclassifications have been made to conform to prior period's data to the current presentation. These reclassifications had no effect on reported losses.

BUSINESS AND BASIS OF PREPARATION

ARS Networks, Incorporated ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems. To date the company has incurred sustained losses of $7,629,204.

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

As a result of the Company's lack of resources, the Company is unable to market certain of its proprietary products . Management performed an evaluation of the recoverability of  the previously recognized goodwill  as described in Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of  Long-Lived Assets ". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company recorded a charge of    $1,198,650  or $ .04 per share during the nine months ended  October 31, 2003 for impairment previously of acquired goodwill (see Note I).

New Accounting Pronouncements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 had no material impact on Company's consolidated financial statements.

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

 NOTE A - SUMMARY OF ACCOUNTING POLICIES  ( Continued )

New Accounting Pronouncements (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

	For the three months ended October 31,		For the nine months ended October 31,
	2003	2002	2003	2002
Net loss - as reported	$(345,917)	$(161,672)	$(2,101,056)	$(907,514)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-	-	-
Net loss - Pro Forma	$(345,917)	$(161,672)	$(2,101,056)	$(907,514)
Net loss attributable to common stockholders - Pro forma	$(345,917)	$(161,672)	$(2,101,056)	$(907,514)
Basic (and assuming dilution) loss per share - as reported	$(0.01)	$(0.24)	$(0.08)	$(1.23)
Basic (and assuming dilution) loss per share - Pro forma	$(0.01)	$(0.24)	$(0.08)	$(1.23)

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

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.  Prior years have been restated. Operating results for the discontinued operations for the nine months ended October 31, 2003 and 2002 were:

	2003	2002
Revenues	$ -	$ 228,092
Expenses	-	(292,534)
Net (loss)	$ -	$ (64,442)
	========	========

NOTE C - ACQUISITIONS

On April 22, 2003, ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated acquired  Majestic Refilter Ltd. ("Majestic Refilter")., an entity with no significant assets and no significant operations. In connection with the acquisition of Majestic Refilter , the Company issued to Majestic Refilter  shareholders  a total of  2,000,000 shares of restricted common stock of the Company, valued at $204,000..

On April 25, 2003 ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated acquired  HMM Capital Holdings, Inc, a Nevada Corporation ("HMM") an entity with no significant assets and no significant operations. In connection with the acquisition of HMM , the Company issued to HMM  shareholders  a total of  10,000,000 shares of restricted common stock of the Company, valued at $ 1,020,000.

The acquisitions were accounted for as a purchases in accordance with SFAS 141 and, accordingly, the operating results of the acquired companies have been included in the Company's consolidated financial statements since the date of acquisition.

The following is the summary of  the acquisitions:

	Majestic Refilter	HMM	Total
Issuance of common stock	$ (204,000)	$ (1,020,000)	$ (1,224,000)
Assets acquired	25,000	900	25,900
Liabilities assumed	( -)	(550)	(550)
Goodwill recognized (See Note I)	179,000	1,019,650	1,198,650

NOTE D.  RELATED PARTY TRANSACTIONS

The Company repaid  $32,000 of the $63,800 due on the note payable  to related party in January 2003 and a further $28,308 from the proceeds of the note received from the sale of T&T.  In January 2002, the Company issued options to purchase 100,000 shares and in February 2002 issued 25,000 common shares to the related party in connection with the note payable. The balance of the note payable outstanding is $3,492.

During the nine months ended October 31, 2003, officers of the Company were repaid $50,444, net of advances made to the Company, of previously advanced funds. The balance of the advances will be repaid as the Company raises additional capital. At October 31, 2003, these advances aggregated $4,623.

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

NOTE E   COMMON STOCK

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

During the nine months ended  October 31, 2003, the Company issued an aggregate of  17,475,000 shares of common stock in exchange for services  provided to the Company. The Company valued the shares based upon the market value of the Company's stock at the date of issuance, which did not differ materially from the value of the services rendered. ,

During the nine months ended October 31, 2003, the Company issued an aggregate of 64,500,000 shares of common stock under the Company's Employee Stock Incentive Plan (Note G) in exchange for $398,421 of cash and a subscription receivable of   $190,629.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

NOTE F   REVENUE FROM  LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. The agreement was for an initial term of six months, extendable by mutual agreement, under which Edify paid, and ARS received  $71,500. Of this amount, $40,000 was received in the nine month period ended October 31, 2003.

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

The initial plans were filed in June 2003 with shares available under the ESIP and NDCRP of 18 million and 2 million shares respectively. These plans were amended August 1, 2003 to provide for an additional 50 million and 10 million shares respectively and further amended in October 2003 to provide for an additional 185 million and 15 million shares respectively.

NOTE H - STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to officers, directors or employees of the Company under a non-qualified employee stock option plan.

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding at October 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at October 31, 2003	Weighted Average Exercise Price

$0.005	$ 2,455	18 months	$ 0.0001	2,455	$ 0.0001
$6.50	52,769	39 months	6.50	52,769	$ 6.50
$25.00	15,000	30 months	25.00	15,000	25.00
$34.38	32,365	22 months	34.38	32,365	34.38
$50.00 to $50.50	28,897	4 months	50.50	28,897	50.50
	131,486			131,486
	======			======

NOTE H - STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at February 1, 2001	64,219	$40.50
Granted	89,769	$ 9.50
Exercised
Canceled or expired	(503)	$50.00
Outstanding at January 31, 2002	153,486	$22.50
Granted
Exercised	(22,000)	$ 6.50
Canceled or expired
Outstanding at January 31, 2003	131,486	$22.50
Granted
Exercised
Canceled or expired
Outstanding at October 31, 2003	131,486	$22.50
	======	====

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2003	2002
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	1.67%	1.67%
Expected stock price volatility	40%	40%
Expected dividend payout	-	-
Expected option life-years (a)	4	4

         (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(2,101,056) and $(0.08) for the nine months  ended October 31, 2003 and $(907,514) and $(1.23) for the nine months ended October 31, 2002, respectively.

NOTE I - GOODWILL IMPAIRMENT CHARGE

Management performed an evaluation of the recoverability of the goodwill as described in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ". Management concluded from the results of this evaluation that a significant impairment charge was required because estimated fair value was less than the carrying value of the assets. Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates. Accordingly, the Company recorded a charge of $1,198,650 or $0.04 per share for the nine months ended October 31, 2003 for impairment of goodwill.

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

Overview

                ARS Networks, Incorporated ("ARS" or the "Company") is a corporation formed in New Hampshire on May 4, 1998.

ARS was formed in 1998 to design and develop advanced railway communications and data management systems and as such has a limited operating history.  In July 2000, ARS completed the purchase of T & T Diesel Power, Ltd. ("T & T"). However, under performance by T&T resulted in the sale of T&T in January 2003. In recognition of the Company's difficulty in securing sufficient financing to continue in its current structure, the Board of Directors recommended that the Company revisit its capital structure and also its business plan. As a result, the Company has undertaken several changes in order to bring value to shareholders.

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

Results of Operations

Three Months Ended October 31, 2003 Compared To Three Months Ended October 31, 2002

                Revenues.  ARS had revenues of $0 in the three months ended October 31, 2003 versus $0 in revenue for the three months ended October 31, 2002.

                Total Operating Expenses.  ARS' total operating expenses increased from $122,168 to $345,767, in the three months ended October 31, 2002 and 2003 respectively.  The increase in operating expenses is principally due to professional fees and marketing contracts entered into in order to refocus the Company's business plan during this period.

                Net Loss.  ARS had a net loss of $345,917 or $0.01 per share, in the three months ended October 31, 2003 compared to a net loss of $161,672, or $0.24 per share, in the comparable period in the prior year.  The increase in net loss is due to increase in total operating expenses as noted above.

Nine months Ended October 31, 2003 Compared To Nine months Ended October 31, 2002

Revenues.  ARS had revenues of $40,000 in the Nine months ended October 31, 2003 versus $0 in revenue for the nine months ended October 31, 2002.  These revenues relate to license arrangements to market the ARS Crosslogix system in China.

                Total Operating Expenses.  ARS' total operating expenses increased from $573,424 to $940,856, in the nine months ended October 31, 2002 and 2003 respectively.  The increase in operating expenses is principally due to professional fees and marketing contracts entered into in order to refocus the Company's business plan during this period.

                Net Loss.  ARS had a net loss of $2,101,056 or $0.08 per share, in the nine months ended October 31, 2003 compared to a net loss of $907,514, or $1.23 per share, in the comparable period in the prior year.  The increase in the loss is primarily due to the deemed goodwill impairment charge recorded in the current period.

Plan Of Operation

The Company's key corporate objectives and strategies for 2003 are:

  To secure sufficient financing to provide for marketing, sales and distribution of the FST fire retardant door kits.

  To continue development of the Crosslogix and Refilter products so that these products can be brought to market.

  To seek strategic partners with regard to these products to ensure adequate financing, development, production and sales for the ARS products.

                    As part of its sales and marketing strategies, ARS/FST is in discussions with marketing and distribution organizations that will assist in the market development and awareness of the product and coordinate efforts to start building a full dealer sales, customer support and service network. In this regard, ARS entered into a license agreement in August 2003 with American Fire Retardant to market, distribute and sell the door kits.

The Company will continue to focus its efforts on obtaining funding to launch the FST product However, to date our efforts have not generated sales. We will continue to evaluate the products potential for success in the market over the next quarter

Refilter

                    The Company  believes that there is an urgent need worldwide for the ARS Refilter and is in discussions with potential joint venture partners to commercialize product. In April 2003, President Bush's administration proposed reductions of greater than ninety percent in air pollution from diesel-powered farm, construction and other off-road equipment predicting the curbs would prevent thousands of premature deaths, respiratory ailments and heart attacks.

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

                    Throughout the world diesel engines are the power plant of choice for running trains and heavy industrial equipment. This is so because a diesel engine is considered the most efficient form of internal combustion engine available. The combination of a slow development in "low" or "zero" emissions engines and the perception that there is an adequate supply of petroleum products leads the Company to believe that diesel engines will continue to dominate for some time to come and in ever increasing numbers each year.  Although the diesel engine is, and will continue to be the most popular form of industrial drive, it comes at a very heavy cost to the environment.  Regulators internationally are setting standards for diesel emissions that must be met at varying milestones during the coming decade. ARS Refilter has been issued a patent for its unique practical system. Refilter's intention is to execute the initial development and license it's patented technology.

                    Recently, both the EPA & CARB (California Air Resources Board) have been strongly suggesting that the upcoming emission standards are "tailored to force the use of diesel particulate filters on new heavy-duty engines." During ARS Refilter's research phase of this project, it was apparent that both a catalytic converter and a particulate trap would be needed to meet the standards set. Further research indicated that trying to make a filter system that would last the life of the vehicle would be impractical, primarily due to the typical long life span of a diesel engine. This led ARS Refilter to the most practical solution: a removable filter/converter system that is designed for cleaning when needed. To date 15% of the development has been conducted and completion time for the balance of development, assuming sufficient financial resources are available, and licensing arrangements are made, will be approximately 10 months. The Company intends to establish strategic alliances with companies that would benefit from the successful introduction of this product.

                    The Company will target the following strategic partners:

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

Liquidity

As of  October 31, 2003, we had a working capital deficit of $  509,829. As a result of our operating losses for the nine months ended October 31, 2003  we generated a negative cash flow from operating activities of $307,095. We met our cash requirements during this period through the sale of common stock.

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

By adjusting its operations and development  to the level of capitalization, management belives it has suffucient capital  resources to meet  projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Auditors' opinion expresses doubt about the Company's ability to continue as a going concern . The indenpendent auditors report on the Company's  January  31, 2003 financial statements states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Market Development

                    The primary focus of ARS in the short term will be the sale and distribution of the Fire Safety Tec. As such, ARS marketing development will be concentrated in this area.

                    Market evaluation, the first stage of the market strategy, has been completed during the last three years of test marketing and manufacturing the product in Canada. The inventor of the fire rated retrofit doors product has successfully sold over 70,000 units, mostly in Toronto Canada; notwithstanding, there is an increasing demand for the product in the US. Security, safety, cost savings, efficiencies and the adoption of NFPA-101 Life Safety Code-2000 by 33 of the 50.

FST is in discussions with marketing and distribution organizations that will assist in the market development and awareness of the product and coordinate efforts to start building a full dealer sales, customer support and service network. In this regard, ARS has entered into a license agreement for the marketing, sales and distribution of the retro fit fire doors.

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

The initial plan were filed in June 2003 with shares available under the ESIP and NDCRP of 18 million and 2 million shares respectively. These plans were amended August 1, 2003 to provide for an additional 50 million and 10 million shares respectively and was further amended October 20, 2003 to provide for an additional 185 million and 15 million shares respectively.

Effect of Recent Accounting Pronouncements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 had no material impact on Company's consolidated financial statements.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened

The Company is subject to other legal proceedings and claims that arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

 None

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

None.

Signatures

                In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 10, 2003                                               ARS NETWORKS, INCORPORATED

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

Date:  December 15, 2003

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

December 10, 2003

/s/ Mark Miziolek
Mark Miziolek, CFO and Director