Form 10KSB
period 2004-01-31
ARS NETWORKS INC
filed 2004-04-30
CIK 1081856

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________________________________

FORM 10-KSB

(Mark One)

☒            ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

☐            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

Commission File No.  001-14883

ARS NETWORKS, INCORPORATED
(Exact name of issuer as specified in its charter)

New Hampshire	14-1805077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1207 Delaware Avenue, Buffalo, New York	14209
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (716) 332-6143

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer's revenues for its most recent fiscal year: $40,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 15, 2004: $0.0018

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 8, 2004: 473,133,884.

Documents incorporated by reference:  None.

TABLE OF CONTENTS

Item 1. Business................................................................................................................................................................	2
Item 2. Description of Property.......................................................................................................................................	9
Item 3. Legal Proceedings................................................................................................................................................	9
Item 4. Submission of Matters to a Vote of Security Holders....................................................................................	9
Item 5. Market for Common Equity and Related Stockholder Matters.....................................................................	10
Item 6. Management's Discussion and Analysis or Plan of Operation....................................................................	11
Item 7. Financial Statements............................................................................................................................................	15
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...............	15
Item 8A. Controls and Procedures.....................................................................................................................................	16
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.	16
Item 10. Executive Compensation......................................................................................................................................	18
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	20
Item 12. Certain Relationships and Related Transactions..............................................................................................	20
Item 13. Exhibits and Reports on Form 8-K.......................................................................................................................	20
Item 14. Principal Accountant Fees and Services............................................................................................................	22

PART I

Item 1.            Business.

We were originally organized in 1998 to design and develop advanced railway communications and data management systems.  As such, we have a limited operating history.  Our key corporate objectives and strategies for 2004 are:

  To raise investment capital to make equity investments in operating companies to generate ongoing revenues for us;

  To continue development of the Crosslogix and Refilter products so that these products can be brought to market.

  To seek strategic partners with regard to these products to ensure adequate financing, development, production and sales for the ARS products.

We plan to change our name at some appropriate date as part of our plan to refocus our company in 2004 and beyond to benefit from investment opportunities.

We intend to enter into alliances that may differ according to the operational relationship between the partners.  Some alliances may take the form of what economists call "vertical" relationships (i.e., between suppliers and buyers) and other represent "horizontal" relationships (i.e., between companies selling the same or similar products).  We will take advantage of alliances to combine capabilities, thus creating a competitive entity that is stronger than the members would be by themselves.

We are currently reviewing investment options but have not entered into any agreements beyond the review of potential options.  We are currently evaluating additional business opportunities that will likely result in revenue and profit for us.  As of the date of this report, we have raised $751,000 for such investments but have not entered into any definitive agreements to do so.

We will make investments that generate diversified revenue sources for us.  To achieve this goal we have raised some investment capital, plan to form alliances and invest to take advantage of the increasingly changing competitive nature of doing business in today's economy.  Many companies are teaming up to increase market penetration, develop technologies, and share the costs of new business development.  Cooperative competition is essential to our future success in today's ever-changing business environment.

During the current fiscal period, we do not anticipate purchasing or selling any plant or significant equipment.

Markets and Marketing

Refilter.  Diesel engines are the cause of a majority of the airborne pollutants that choke most major cities worldwide.  Regulators internationally are setting stringent standards for diesel emissions that must be met at varying milestones during the coming decade.  With over fifteen million diesel engines in operation in the U.S., and in excess of 50 million worldwide, the current output of harmful emissions is estimated to be well above 5 million tons per year.  According to the Environmental Protection Agency (EPA), each year smog and soot account for 15,000 premature deaths, one million respiratory problems, 400,000 asthma attacks and thousands of cases of aggravated asthma, especially in children.  It is this problem that, after two years of research, has lead to the development of an exhaust filtering system called "ARS Refilter."

The ARS Refilter Exhaust Filter System incorporates a removable filter/converter system that is designed for cleaning when needed.  This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90 percent reduction in emissions and therefore meeting the upcoming standards.  The ARS Refilter Exhaust Filter System will reduce particle emissions from combustion engines and has applications in transportation, mining and construction as well as other industries.

We have completed the necessary research and are continuing development with regard to a proto-type unit.  A search of the exhaust filter industry has shown that there are no similar systems available on the market.  A patent notice of allowance has been granted and we anticipate the patent will be issued with in the next two months.

We believe that there is an urgent need worldwide for ARS Refilter.  We have identified and are proceeding with negotiations regarding a joint venture for the completion and marketing of the Refilter Product.  Due diligence by both parties continues with a significant degree of interest.

Throughout the world diesel engines are the power plant of choice for running trains and heavy industrial equipment.  This is because a diesel engine is considered the most efficient form of internal combustion engine available. The combination of a slow development in "low" or "zero" emissions engines and the perception that there is an adequate supply of petroleum products leads us to believe that diesel engines will continue to dominate for some time to come and in ever increasing numbers each year.  Although the diesel engine is, and will continue to be the most popular form of industrial drive, it comes at a very heavy cost to the environment.

The ARS Refilter has been issued a patent for its unique practical system.  Our intention is to execute the initial development and license our patented refilter technology.

Recently, both the EPA & CARB (California Air Resources Board) have been strongly suggesting that the upcoming emission standards are "tailored to force the use of diesel particulate filters on new heavy-duty engines."  During our research phase of the Refilter project, it was apparent that both a catalytic converter and a particulate trap would be needed to meet the standards set.  Further research indicated that trying to make a filter system that would last the life of the vehicle would be impractical, primarily due to the typical long life span of a diesel engine.  This led ARS Refilter to the most practical solution: a removable filter/converter system that is designed for cleaning when needed.  To date fifteen percent of the development has been conducted and completion time for the balance of development, assuming sufficient financial resources are available, and licensing arrangements are made, will be approximately 10 months.  We intend to establish strategic alliances with companies that would benefit from the successful introduction of this product.

Crosslogix.  The focus of our private wireless network (called "Crosslogix"TM) is management of railway traffic, control and public safety.  While our system and its component parts were developed to improve safety at rail crossings, our system can support numerous applications in real time data collection, processing, monitoring and information analysis.  The system has evolved into an integrated service information system that is the foundation of our wireless private network.

Our first information service system application is our level grade crossing.  Unlike traditional systems, we can add other applications to the system such as hot bearing detectors and flat wheel detectors.  We then transmit the information recorded over our private network to alert railway officials and service providers of problems related to safety or maintenance.

We believe that our system benefits railway operating efficiency because it can give virtually instant feedback on the location of cars and freight, which includes capturing information and time-stamping it as trains pass through a crossing.  Plus, this innovative system is expected to allow communication between trains and crossing signals to provide motorists with more complete information on train movements.  We believe that improved information creates safer conditions and benefits for the railways and their customers, as well as motorists and pedestrians.

The railway industry has a well-defined and immediate need for low-cost communications systems and multi functional advance warning systems at railway level crossings. Because of the high cost of purchasing, installing and maintaining warning systems, the railways have installed warning systems at only 67,000 railway crossings, leaving more than 250,000 North American railway crossings without advanced warning for motorists.  In the United States, an average of 4,700 railway crossing accidents have occurred annually over the past five years, resulting in an average of over 580 deaths and 2,500 injuries per year.  A train-vehicle collision occurs every 90 minutes on average in the USA.  (Source: Transport Safety Board 1999 Annual Report Canada, US Federal Railroad Administration.)

Our Crosslogix™ system is a modular communications system that monitors train movements and provides security and warning systems for trains at highway grade crossings.  Communications and crossing systems currently in use are outdated, functionality is minimal and costs are high for initial installation and ongoing maintenance.  In effect, they are dead assets.  Our solution offers the potential for these dead assets to become revenue generators.

We have been in discussions with a major engineering company that gave us a proposal to complete Crosslogix.  In this proposal, it is estimated that $600,000 of investment is required for product completion and installation of 2 market ready systems on a class I rail mainline.  Six to nine months of time is required to complete the project.  This would be the first stage of an arrangement that would see us complete our Crosslogix business plan and market the system through licensing relationships to the US railway industry.

We will approach the marketing of Crosslogix and Refilter through jointly owned ventures, licensing relationships and co-marketing programs, depending on the opportunity that makes the most sense upon completion of the technology.

We will not manufacture our technology.  We will contract manufacturing and assembly, with care taken to ensure that ISO standards are maintained.

We intend to develop a new web site that provides on-line information about us and allows us to communicate with the public and government authorities.  In addition, we intend to use the web site in direct marketing campaigns to build customer awareness from the ground up.

Publicity and Advertising, Brochures and Technical Briefs.  We intend to develop a new web site that provides on-line information about us and allows us to communicate with the public and the government authorities.  In addition, we intend to use the web site in direct marketing campaigns to build customer awareness from the ground up.

Procurement.  We will limit procurement to outsourcing contracts and service contracts.

Our Organization

We were formed in New Hampshire on May 4, 1998.  Our executive offices are located at 1207 Delaware Avenue, Buffalo, New York 14209, telephone number (716) 332-6143.

In July 2000, we completed the purchase of T & T Diesel Power, Ltd. ("T & T").  However, underperformance by T&T resulted in the sale of T&T in January 2003.

We purchased Majestic Refilter on April 22, 2003.  More detailed discussion of this product and its benefits to us are noted below.

On April 25, 2003, we acquired all of the outstanding common shares of HMM Capital Holdings Inc. ("HMM") and with this transaction we also acquired the license to distribute the ARS Fire Safety Tec fire retardant doors.  The fire safety door product has not performed to our expectations; even though we made every reasonable effort to find distributors, bulk manufacturers and others to assist bringing the product to its potential.  Ultimately, we determined that it was no longer prudent to expend valuable time and financial resources in pursuit of this product.  As such, we discontinued our efforts to market this product as of January 31, 2004. There were no assets, liabilities, revenue or expenses related to this business.

In this Form 10-KSB Annual Report, references to "us" refer to ARS Networks, Incorporated, unless the context indicates otherwise.

In March 2004, the Company established a subsidiary, Vermont Motors Cars Inc. to pursue investments in an automobile dealership.  Two of the Company's directors were appointed as directors of the subsidiary and a total of $751,000 was invested in the subsidiary to date.  The Company withdrew from these discussions in March 2004.

On March 26, 2004 we filed an amendment to our certificate of incorporation with the Secretary of State of New Hampshire increasing the number of shares of our authorized common stock from 500,000,000 to 2,000,000,000 shares, and granting our board of directors authority to determine, in whole or in part, the preferences, limitations, and relative rights, within the limits set forth in New Hampshire Revised Statutes Annotated, Section 293-A:6.01, of:

  Any class of shares before the issuance of any shares of that class; or

  One or more series within a class before the issuance of any shares of that series.

Patents and Trademarks

We have patent protection, under a license agreement, for an Automated Railway Crossing.  The patent was granted in June 2001.

A patent has been granted for the Refilter product.  As part of the acquisition of Refilter in April, we acquired the intellectual property.

Employees

As of March 31, 2004, we employed 3 persons under consulting contracts and 3 under employment agreements.

Risk Factors

Risks Relating to Our Business

Future capital requirements; uncertainty of future funding.

Our plan of operation calls for additional capital to facilitate growth and support our long-term development and marketing programs.  It is likely that we will have to seek additional financing through future public or private sales of our securities, including equity securities.  We may also seek funding for the development and marketing of our products through strategic partnerships and other arrangements with investment partners.  There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all.  Any such additional financing may result in significant dilution to existing stockholders.  If adequate funds are not available we may be required to curtail one or more of our future programs.

Substantial doubt that we can continue as a going concern.

We expect to incur significant capital expenses in pursuing our plans to increase sales volume, expanding our product lines and obtaining additional financing through stock offerings, or licensing agreements or other feasible financing alternatives.  In order for us to continue our operations, we will require additional funds over the next 12 months.  While we hope we will be able to generate funds necessary to maintain our operations, without additional funds there will be a reduction in the number of new projects that we could take on, which may have an effect on our ability to maintain our operations.  Additional financing may not be available on terms favorable to us, or at all. If additional funds are not available, we may not be able to execute our business plan or take advantage of business opportunities.  Our ability to obtain such additional financing and to achieve our operating goals is uncertain.  In the event that we do not obtain additional capital or are not able to increase cash flow through the increase of sales, there is a substantial doubt of our being able to continue as a going concern.

Additionally, it should be noted that our independent auditors have included a substantial doubt paragraph and related discussion in the notes to our financial statements.  The auditors have included the going concern provision because we have incurred significant and recurring losses and have a large working capital deficit that the auditors believe raises substantial doubt about our ability to continue as a going concern.  Until such time we receive additional debt or equity financing, there is a risk that our auditors will continue to include a going concern provision in the notes to our financial statements.

Proprietary rights.

We rely on contractual rights, trade secrets, trademarks, and copyrights to establish and protect our proprietary rights in our products and our components.  We intend to closely monitor competing product introductions for any infringement of our proprietary rights.  We believe that, as the demand for products such as those developed by us increase, infringement of intellectual property rights may also increase.  If certain industry competitors infringe on our proprietary rights, they may have substantially greater financial, technical, and legal resources than we, which could adversely affect our ability to defend our rights.  In addition, we could incur substantial costs in defending our rights.

Dependence on key employees.

Our business is dependent upon our senior executive officers, principally, Mr. Sydney Harland, our chief executive officer, president and director, who is responsible for our operations, including marketing and business development.  We have an employment agreement with Mr. Harland, and he has indicated a desire to continue his employment with us for the long term.  Nevertheless, should Mr. Harland leave our employ, our business may be adversely affected.  In the event of future growth in administration, marketing, manufacturing and customer support functions, we may have to increase the depth and experience of our management team by adding new members.  Our success will depend to a large degree upon the active participation of our key officers and employees.  Loss of services of any of the current officers and directors, especially Mr. Harland, could have a significant adverse effect on our operations and prospects.  There can be no assurance that we will be able to employ qualified persons on acceptable terms to replace officers who become unavailable.

Need for additional specialized personnel.

Although we are committed to the continued development and growth of our business, the addition of specialized key personnel and sales persons to assist us in our expansion of our national operations will be necessary.  There can be no assurance that we will be able to locate and hire such specialized personnel on acceptable terms.

We may face significant competition.

There are numerous corporations, firms and individuals that are engaged in the type of business activities in which we engage.  Many of those entities are more experienced and enjoy substantially greater financial, technical and personnel resources than we possess.  While we hope to be competitive with other similar companies, there can be no assurance that such will be the case.

Dependence on ability to market products and services.

Due to our limited resources, the sales and marketing of our products has been limited to date.  Our success is dependent upon our ability to market and sell our products and services with such limited resources.

Lack of Independent Directors

We cannot guarantee that our board of directors will have a majority of independent directors in the future.  In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs.  Our articles of incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction.  Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.  To further implement the permitted indemnification, we have entered into indemnity agreements with our officers and directors.

Risks Relating to Our Stock

We may need to raise additional capital.  If we are unable to raise necessary additional capital, our business may fail or our operating results and our stock price may be materially adversely affected.

Because we are a newly operational company, we need to secure adequate funding.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail.  We do not have commitments for additional financing.  To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities.  We may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders.  If we borrow more money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility.  If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

Our common stock has experienced in the past, and is expected to experience in the future, significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so.  During 2002 and 2003, and through the date of this Annual Report, our common stock was sold and purchased at prices that ranged from a high of $11.00 to a low of $0.0041 per share.  The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.

The price of our common stock that will prevail in the market may be higher or lower than the price you pay.  Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

  Variations in our quarterly operating results;

  Our ability to complete the research and development of our technologies;

  The development of a market in general for our products and services;

  Changes in market valuations of similar companies;

  Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

  Loss of a major customer or failure to complete significant transactions;

  Additions or departures of key personnel; and

  Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the OTC Bulletin Board in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased.  The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this Annual Report does not necessarily portend what the trading price of our common stock might be in the future.

Moreover, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies.  If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our directors have the right to authorize the issuance of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  We have no intention of issuing preferred stock at the present time.  Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

Should we issue additional shares of our common stock at a later time, each investor's ownership interest in our stock would be proportionally reduced.  No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

Our directors have been granted discretionary authority to amend our articles of incorporation to effect a reverse stock split of our common stock.

Our directors have been granted discretionary authority to amend our articles of incorporation to effect a reverse stock split of our common stock on the basis of one post-consolidation share for each 50 pre-consolidation shares to occur at some time within 12 months of the date of our 2004 Annual Meeting (March 23, 2004), with the exact time of the reverse split to be determined by the directors.  The effect of the reverse split upon the market price for our common stock cannot be accurately predicted.  In particular, there is no assurance that prices for shares of our common stock after a reverse split will be 50 times greater than the price for shares of our common stock immediately prior to the reverse split.  Furthermore, there can be no assurance that the market price of our common stock immediately after a reverse split will be maintained for any period of time.  Moreover, because some investors may view the reverse split negatively, there can be no assurance that the reverse split will not adversely impact the market price of our common stock or, alternatively, that the market price following the reverse split will either exceed or remain in excess of the current market price.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as we, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC.  For any transaction involving a penny stock, unless exempt, the rules require:

  That a broker or dealer approve a person's account for transactions in penny stocks; and

  The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

  Obtain financial information and investment experience objectives of the person; and

  Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

   Sets forth the basis on which the broker or dealer made the suitability determination; and

  That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2.            Description of Property.

Our principal executive offices are located at 1207 Delaware Avenue Buffalo, New York 14209.  The current facility in Buffalo is leased on a month-to-month basis, at an approximate annual rental rate of $1,800 plus expenses for services performed.  We believe our current premises are adequate for current purposes and if necessary would be able to obtain alternative or additional space.

Item 3.            Legal Proceedings.

In the ordinary course of business we may become subject to litigation and claims on various matters.  There exists the possibility that we will not prevail in all cases.  However, barring unanticipated adverse final determination in these litigation and claims, we do not believe that such litigation and claims would have a material adverse effect on our financial condition. There is currently no litigation against the Company.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "ARSW" since March 26, 2003.  From April 7, 2000 to March 26, 2003, our common stock has been quoted under the symbol "ARSN."  The following table sets forth, for the fiscal quarters indicated, the high and low sales prices.  These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Calendar Year 2002	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	$0.14 $0.04 $0.01 None	$0.14 $0.03 $0.01 None
Calendar Year 2003	High	Low
First Quarter Second Quarter Third Quarter Fourth Quarter	$0.55 $0.02 $0.01 None	$0.05 $0.02 $0.01 None
Calendar Year 2004	High	Low
First Quarter	None	None

We currently have 473,133,884 shares of our common stock outstanding.  Our shares of common stock are held by approximately 125 stockholders of record.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

  All compensation plans previously approved by security holders; and

  All compensation plans not previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	200,000,000	$0.01	11,500,000
Equity compensation plans not approved by security holders	80,000,000	$0.0625	6,850,000
Total	280,000,000	$0.036	18,350,000

Recent Sales of Unregistered Securities

In June 2003 we issued 300,000 shares to three directors as a retainer for their services.

In April 2003, we issued 2,000,000 shares to the 26 shareholders and option holders of Majestic Refilter, Ltd. as consideration for the merger of Majestic Refilter and ARS Products Inc.  Also in April 2003, we issued 10,000,000 shares to the eight shareholders of HMM Capital Holdings Inc. as consideration for the merger between HMM and ARS Products Inc.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated under the 1933 Act.

Section 15(g) of the Exchange Act

The shares of our common stock are covered by Section 15(g) of the Exchange Act, and Rules 15g-1 through 15g-6 promulgated thereunder, which impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors.

Rule 15g-2 declares unlawful any broker-dealer transactions in "penny stocks" unless the broker-dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker-dealer to engage in a "penny stock" transaction unless the broker-dealer first discloses and subsequently confirms to the customer the current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker-dealers from completing "penny stock" transactions for a customer unless the broker-dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker-dealer executing a "penny stock" transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales person's compensation.

Our common stock may be subject to the foregoing rules.  The application of the "penny stock" rules may affect our stockholders' ability to sell their shares because some broker-dealers may not be willing to make a market in our common stock because of the burdens imposed upon them by the "penny stock" rules.

Item 6.            Management's Discussion and Analysis or Plan of Operation.

Statements included in this Management' Discussion and Analysis or Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for "blank check" companies similar to us, and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission.  The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Because we lack capital, an investment in us involves a very high degree of risk.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure.  This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation.  FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements.  The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations.  Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Year 2003 Costs and Changes in Financial Conditions

As of the date of this report, we have not engaged in any business activities which provide cash flow, and have not recorded any revenues from operations.

Results of Operations

Twelve Months Ended January 31, 2004 Compared To Twelve Months Ended January 31, 2003

Revenues.  We had revenues of $40,000 in the 12 months ended January 31, 2004 versus $31,500 in revenue for the 12 months ended January 31, 2003.  These revenues were from licensing agreements related to Crosslogix.

Total Operating Expenses.  Our total operating expenses increased from $949,585 to $2,980,775 in the 12 months ended January 31, 2003 and 2004 respectively.  The increase in operating expenses is principally due to impairment of goodwill charge of $1,198,650 taken in the second quarter of the past fiscal year and professional fees and marketing contracts entered into in order to refocus our business plan during this period.

Net Loss.  We had a net loss of $2,942,383 or $0.05 per share, in the 12 months ended January 31, 2004 compared to a net loss of $1,256,394, or $2.09 per share, in the comparable period in the prior year.  The increase in net loss is due to increase in total operating expenses as noted above.

Liquidity and Capital Resources

As discussed by our accountants in the audited financial statements included in Item 7 of this Annual Report on Form 10-KSB, our revenue is currently insufficient to cover our costs and expenses.

We anticipate that our current financing strategy of private debt and equity offerings will meet its anticipated objectives and business operations for the next 12 months.  We continue to evaluate opportunities for corporate development.  Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

Our independent auditor's report on our January 31, 2004 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

As of  January 31, 2004, we had a working capital deficit of $ 660,072. As a result of our operating losses for the year ended January 31, 2004 we generated a negative cash flow from operating activities of $641,388 We met our cash requirements during this period through the sale of our common stock.

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

At a shareholders' meeting on March 23, 2004, the shareholders approved two amendments to our capital structure to increase the authorized common share capital to two billion shares from 500 million shares and also to authorize the board of directors to add additional share classes with the terms approved by the board.  We believe that these amendments will afford to us additional options to provide funding requirements.

By adjusting our operations and development to the level of capitalization, our management believes that it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The Company completed its impairment tests and recorded goodwill impairment charge of $1,198,350 and $264,868 (cumulative effect of accounting changes) for the years ended January 31, 2004 and 2003.

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

In April 2003, the FASB issued Statement No.149, "Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement did not have a material impact on the Company's results of operations or financial positions

Recent Developments

On   March 26, 2004 we filed an amendment to our certificate of incorporation with the Secretary of State of New Hampshire increasing the number of shares of our authorized common stock from 500,000,000 to 2,000,000,000 shares, and granting our board of directors authority to determine, in whole or in part, the preferences, limitations, and relative rights, within the limits set forth in New Hampshire Revised Statutes Annotated, Section 293-A:6.01, of:

  Any class of shares before the issuance of any shares of that class; or

  One or more series within a class before the issuance of any shares of that series.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7.            Financial Statements.

The financial statements and related notes are included as part of this Annual Report as indexed in the appendix on page F-1 through F-18.

Item 8.            Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 2, 2002, Lougen Valenti Bookbinder & Weintraub LLP ("Lougen Valenti") , resigned as our certifying accountant.  Lougen Valenti's reports on our financial statements for the years ended January 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion; however, the audit report for the years ended January 31, 2002 and 2001 contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

The decision to change accountants was approved by our board of directors.

During the years ended January 31, 2002  and  2001 , and the subsequent interim period through December  2, 2002 there were no disagreements with Lougen Valenti on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Lougen Valenti, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

Regulation S-K Item 304(a)(1)(v) is not applicable.

We engaged Russell Bedford Stefanou Mirchandani LLP (Russell Bedford Stefanou Mirchandani) as our certifying accountant as of  December  2, 2002 for our fiscal year ending January 31, 2003 and going forward.  Prior to the engagement of Russell Bedford Stefanou Mirchandani we had not consulted with Russell Bedford Stefanou Mirchandani on (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

The decision to appoint Russell Bedford Stefanou Mirchandani was approved by our board of directors.

We have requested the former accountants to furnish us with a letter addressed to the Commission stating whether it agrees with the statements made by us, and, if not, stating the respects in which they do not agree.  We included the former accountant's letter as Exhibit 16 of our Form 8-K filed with the SEC on December 9, 2002.

Item 8A.         Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.  As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Our director and executive officers are as follows:

Name	Age	Position	Director Since
Sydney A. Harland	53	Chief Executive Officer, President and Director	May 1998
Ronald A. Moodie	68	Corporate Secretary, Controller and Director	February 2003
Richard D. Mangiarelli	60	Director	February 2003
Andrew E. Mercer	55	Director	February 2003
Arthur N. Kelly	43	Director	March 2004
Larry M. Ricci	52	Director	March 2004
Mark P. Miziolek	47	Vice President and Chief Financial Officer	May 1998

Our executive officers are elected annually by our board of directors.  There are no family relationships among our directors and executive officers.

Sydney A. Harland has served as our chief executive officer and president and a director since inception.  From 1987 to 2002, Mr. Harland was president, founder and sole shareholder of American Equipment Sales and Leasing Inc., a product development and sales company.  From 1995 to December 2000, he was a consultant to Ontario Hydro Technologies.  Mr. Harland has over 20 years of business experience, primarily in sales and marketing, in the railway, telecommunications, nuclear utility and mining industries.

Ronald A. Moodie has been an advisor to us since June 5, 1998 and was appointed our controller in June 2000.  In February 2003, Mr. Moodie was elected our corporate secretary.  From 1989 to present, Mr. Moodie has been president of Moodie Consulting, providing management and investment services to commercial real estate developers and heavy equipment suppliers to the railway and construction industries.

Richard D. Mangiarelli was elected to our board of directors in February 2003.  He has served as president, chief executive officer and director of Cybertel Communications Corporation, a publicly-traded company, since 1996.  Prior, thereto, Mr. Mangiarelli served as president and director of United States Alternate Energy Corporation, a publicly-traded company and as president and director of Dynasty Resources, a publicly-traded company.

Andrew E. Mercer was elected to our board of directors in February 2003.  He has served as chairman, chief executive officer and president of The Mercer Group, Inc. since 1997.  The Mercer Group is a privately held corporation offering business management and consulting services to companies which have not filed registration statements covering the initial public offerings of their securities.  Mr. Mercer is also chairman, president, and chief executive officer of Commerce Development Corporation, Ltd.

Arthur N. Kelly has 18 years of marketing, sales and management experience and is currently vice president of sales-North America for ELTEK Energy where he is responsible for the development and growth of all ELTEK Energy sales in the United States and Canadian markets.  Mr. Kelly held various sales and management positions with Marconi Communications from 1988 to 2001 where he was responsible for sales of power generation and communication supplies to major North American communications companies.  Mr. Kelly was sales manager for S.N.P. Associates in France from 1986 to 1988 and also district sales manager for Pylon Electronics in Montreal from 1985 to 1986.

Larry Ricci has been the owner of Kia West Edmonton, the largest volume Kia dealership in Western Canada, since 2000.  From 1993 to 2000, Mr. Ricci was vice president of sales for Vision R.V. and continues as a shareholder and advisor to that company.  He was president and general manager of Brampton Suzuki from 1987 to 1993.  Mr. Ricci is chairman of the Dealer Council of Kia Canada and a member of the Kia Canada Presidents Club.

Mark P. Miziolek has been our vice president finance, chief financial officer and treasurer since May 20, 1998 and was appointed a director in September 2002.  From 1994 to 1998, Mr. Miziolek became the treasurer and chief financial officer and later the president, treasurer and chief financial officer of Thornmark Holdings Inc./Thornmark Corporation, a privately held investment holding company with interests in industrial and residential real estate development and Great Lakes and ocean shipping.  From 1981 to 1994, Mr. Miziolek was first the assistant controller and then the controller of Upper Lakes Group, Inc., one of Canada's largest dry bulk shipping companies with 21 vessels operating on the Great Lakes and four vessels in ocean trades.  Mr. Miziolek is not a nominee for a director of ARS Networks and will not be seeking election as director at the time of the 2004 Annual Meeting of Shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission.  Such persons are also required to furnish us with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended January 31, 2004, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Committees of the Board of Directors

Compensation Committee.  Our board of directors has created a compensation committee.  However, no members of the committee have been appointed and the committee has not been formally organized.  The compensation committee will make recommendations to the board of directors concerning salaries and compensation for our executive officers and employees.  We have adopted a charter for the compensation committee.

Audit Committee.  Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work.  The audit committee will also review and evaluate our internal control functions.  However, no members of the committee have been appointed and the committee has not been formally organized.  We have adopted a charter for the audit committee.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The code of ethics is designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as an exhibit.  We have filed with the SEC a copy of the code of ethics attached hereto.  We have posted a copy of the code of ethics on our website at www.arsnetworks.com.

We will provide to any person without charge, upon request, a copy of our code of ethics.  Any such request should be directed to our corporate secretary at 1207 Delaware Avenue, Buffalo, New York 14209, telephone number (716) 332-6143.

Item 10.         Executive Compensation.

Summary of Cash and Certain Other Compensation

Name and Principal Position	Year ended Jan. 31	Annual Compensation			Long Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts
					Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Sydney A. Harland, President, CEO and Director (1) Mark P. Miziolek, Vice President, CFO and Director (2) Ronald A. Moodie Secretary and Director (3)	2004 2003 2002 2004 2003 2002 2004 2003 2002	$150,000 $180,000 $180,000 $56,000 $84,000 $84,000 $35,000 $60,000 $60,000	$90,000 - $42,000 - $20,000	$10,000 (1)		44,538 19,385 13,846		$80,400 (5) $86,795(4) $4,400(6) $40,504(4) $4,400(6) $28,932(4)

(1)   Mr. Harland's management contract commenced in May 1999 and was renewed in April 2003 and includes an automobile allowance of $1,000 per month

(2)   Mr. Miziolek's management contract commenced in May 1999 and was renewed in May 2003

(3)   Mr. Moodie's employment commenced in May 2000 and was renewed in May 2003

(4)   Settlement of management contracts to January 31, 2003

(5)     Restructuring fee paid to Mr. Harland of $60,000 plus board of director fees in the amount of $20,400

(6)     Board of directors' fees for the year ended January 31, 2004

In January 2004, Messrs. Harland, Miziolek and Moodie surrendered 429,629, 196,494 and 80,000 shares respectively issued in previous years in exchange for preferred shares with 200:1 voting rights.

Employment Agreements

On April 1, 2003 we entered into a management agreement with Ameri-can Equipment Sales and Leasing.  Under the terms of the agreement, Mr. Harland, president of Ameri-can Equipment Sales and Leasing, will provide employment services as our president and chief executive officer.  The agreement has a five year term expiring April 1, 2008 and pays Mr. Harland $180,000 per year, subject to an annual review by our board of directors.  Mr. Harland is also entitled to a bonus of up to 50% of his base compensation based on annual performance criteria established annually by the board of directors.  In addition, Mr. Harland will receive a monthly automobile allowance of $1,000.  We can terminate this agreement at any time upon the payment of two times Mr. Harland's then-existing compensation, plus $1,000,000.

On June 1, 2003 we entered into a management agreement with Mark Miziolek.  Under the terms of the agreement, Mr. Miziolek will serve as our vice president of finance and chief financial officer.  The agreement has a one year term expiring June 1, 2004 and pays Mr. Miziolek $84,000 per year, subject to an annual review by our board of directors.  Mr. Miziolek is also entitled to a bonus based on annual performance criteria established annually by our board of directors.  We can terminate this agreement at any time upon the payment of three months of Mr. Miziolek's then-existing compensation.

On June 1, 2003 we entered into a management agreement with Ronald Moodie.  Under the terms of the agreement, Mr. Moodie will serve as our corporate secretary.  The agreement has a one year term expiring June 1, 2004 and pays Mr. Moodie $60,000 per year, subject to an annual review by our board of directors.  Mr. Moodie is also entitled to a bonus of up to 50% of his base compensation based on annual performance criteria established annually by our board of directors.  We can terminate this agreement at any time upon the payment of three months of Mr. Moodie's then-existing compensation

In January 2003, we settled all obligations under previous contracts with the issuance of stock.  We had approved a transaction that would have changed control of our Company.  As such, our board of directors and management were terminated and their contracts paid out.  Subsequent to these actions, the other party terminated the transaction.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this Report, information concerning ownership of our securities by:

  Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

  Each director;

  Each named executive officer; and

  All directors and officers as a group.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned (2) Number Percent		Preferred Stock Beneficially Owned (2) Number Percent

Sydney A. Harland (3)...................................................	861,269	0.19	1,521,085	60.84
Mark P. Miziolek (4).......................................................	1,208,066	0.26	695,678	27.83
Ronald A. Moodie (5)....................................................	1,395,532	0.30	283,237	11.33
Andrew E. Mercer (6).....................................................	100,000	0.02	-0-	-0-
Richard D. Mangiarelli (7).............................................	100,000	0.02	-0-	-0-
Arthur N. Kelly (8)..........................................................	-0-	-0-	-0-	-0-
Larry M. Ricci (9)............................................................	-0-	-0-	-0-	-0-
All directors and officers as a group (seven persons)	3,664,867	0.79	2,500,000	100.00

(1)   Unless otherwise indicated, the address for each of these shareholders is c/o ARS Networks, Incorporated, 1207 Delaware Avenue, Suite 410, Buffalo, New York 14209.  Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.

(2)   Beneficial ownership is determined in accordance with the rules of the SEC.

(3)   Mr. Harland is president and chief executive officer, a director and a founder.

(4)   Mr. Miziolek is our vice president and chief financial officer.

(5)   Mr. Moodie is the corporate secretary and a director.

(6)   Mr. Mercer is a director.

(7)   Mr. Mangiarelli is a director.

(8)   Mr. Kelly is a director.

(9)   Mr. Ricci is a director.

There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of ARS Networks, Incorporated.

There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

Item 12.         Certain Relationships and Related Transactions.

We have entered into management agreements with Messrs. Harland, Miziolek and Moodie.  See "Management Agreements."

On July 31, 2000, Mr. Harland's wife loaned to us a total of $100,000 Canadian dollars.  This loan was due in July 2001 and bears interest at 8.5% per year.  We repaid $50,000 of the loan in January 2003 from the proceeds on the sale of T&T and also assigned the note receivable in the amount of $47,000 (cdn) to Mrs. Harland.  This loan was fully repaid in the last fiscal year.

During the fiscal year ended January 31, 2003, three of our officers advanced funds totaling $54,117 to us in order to meet certain obligations.  These loans were repaid during 2003.

We entered into a License Agreement dated as of May 20, 1998 with Mr. Sydney A. Harland, our president and chief executive officer.  Under the terms of this agreement, Mr. Harland has granted to us a non-exclusive license to certain intellectual property, a trade name and patents owned and developed by Mr. Harland.  In exchange for this license, we issued a total of 90,405 shares of common stock to Mr. Harland.

We entered into a license agreement with Eveready Closure dated March 2003. Mr. Harland is the principal shareholder of Eveready.  Under this agreement, we are to pay a minimum royalty of $100,000 for the first year.  At the reporting date, $50,000 of the royalty was paid.  Also, as of January 31, 2004, $50,000 has been accrued towards minimum royalty expenses.

Item 13.         Exhibits and Reports on Form 8-K.

(a)           Financial Statement Schedules.

                None.

(b)           Exhibits

Exhibit No.	Identification of Exhibit
2.1*	Share Purchase Agreement dated as of July 31, 2000 among the former shareholders of T & T Diesel Power, Ltd. and the Company.
2.2*	Escrow Agreement dated as of July 31, 2000 among the Pallet Valo, the former shareholders of T & T Diesel Power, Ltd. and the Company.
2.3*	Promissory Note dated as of July 31, 2000 given by the Company to the former shareholders of T & T Diesel Power, Ltd.
3.1*	Certificate of Incorporation.
3.2*	Articles of Amendment to the Certificate of Incorporation.
3.2 *	Bylaws.
10.1*	Consulting Agreement dated as of February 9, 2001 between National Financial Communications Corp. and the Company.
10.2*	Equity Line of Credit Agreement dated as of March 22, 2001 between Cornell Capital Partners, L.P. and the Company.
10.3*	Escrow Agreement dated as of March 22, 2001 among Butler Gonzalez LLP, First Union National Bank and the Company.
10.4*	Registration Rights Agreement dated as of March 22, 2001 between Cornell Capital Partners LP and the Company.
10.5*	Consulting Services Agreement dated as of March 22, 2001 between Yorkville Advisors Management, LLC and the Company.
10.6*	Management Agreement for Vice President Finance and Chief Financial Officer dated as of January 1, 2001 between Mark P. Miziolek and the Company.
10.7*	Management Agreement for President and Chief Executive Officer dated as of January 1, 2001 between Sydney Harland and the Company.
10.8*	License Agreement dated as of May 20, 1998 between Sydney Harland and the Company.
10.9*	Promissory Note dated as of July 31, 2001 in the original principal amount of $100,000 Canadian Dollars given by the Company to Betty Harland.

10.10*	Consulting services contract with Inc. Financial Group LLC dated January 29, 2002.
10.11*	Share Purchase Agreement regarding the sale of T&T Diesel Power Limited.
10.12*	Plan and Agreement of Reverse Triangular Merger.
10.13*	Plan and Agreement of Reverse Triangular Merger.
23.1**	Consent of Certified Public Accountants
23.2**	Consent of Certified Public Accountants
23.3**	Consent of Certified Public Accountants
23.4**	Consent of Certified Public Accountants
14**	Code of Ethics.
31.1**	Certification of Sydney A. Harland, president and chief executive officer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Mark P. Miziolek, chief financial officer and treasurer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Sydney A. Harland, president and chief executive officer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Mark P. Miziolek, chief financial officer and treasurer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

* Previously Filed
** Filed Herewith

(c)                 Reports on Form 8-K.

                None.

Item 14.         Principal Accountant Fees and Services.

Audit Fees and audit related expenses

The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended January 31, 2004 were $57,500. For the year ended January 31, 2003, aggregate fees for professional services billed by Russell Bedford Stefanou Mirchandani LLP and Lougen Valenti Bookbinder and Weintraub LLP with regard to the audit of the annual financial statements was $57,825.

All Other Fees

There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP or Michaelson & Co, P.A. for professional services rendered, other than as stated under the captions Audit and Audit-Related Fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARS NETWORKS, INCORPORATED

Date: April 30, 2004

By /s/ Sydney Harland
    Sydney Harland,
    President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sydney Harland	President, Chief Executive Officer and Director	April 30, 2004
Sydney Harland

/s/ Ronald A. Moodie Ronald A. Moodie	Corporate Secretary and Director	April 30, 2004

/s/ Richard Mangiarelli Richard Mangiarelli	Director	April 30, 2004

/s/ Andrew Mercer Andrew Mercer	Director	April 30, 2004

/s/ Arthur Kelly Arthur Kelly	Director	April 30, 2004

/s/ Larry Ricci Larry Ricci	Director	April 30, 2004

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

JANUARY 31, 2004 AND 2003

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

ARS NETWORKS, INCORPORATED.

ARS NETWORKS, INCORPORATED.
 INDEX TO FINANCIAL STATEMENTS

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
ARS Networks, Incorporated
Champlain, New York

We have audited the accompanying consolidated balance sheets of ARS Networks, Incorporated ("Company") as of January 31, 2004 and 2003 and the related consolidated statements of losses, (deficiency) in stockholders' equity and cash flows for each of the years in the two year period ended January 31, 2004..  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated  financial position of ARS Networks, Incorporated at January 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the two year period  ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                                               Russell Bedford Stefanou Mirchandani LLP
                                                               Certified Public Accountants

New York, New York
March 10, 2004

ARS NETWORKS, INCORPORATED
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash	$ 94,728	$ 5,612
Other current assets	5,000	-
Note receivable (Note B)	-	29,610

Total Current Assets	99,728	35,222

Other Assets	646	646

Total Assets	$ 100,374	$ 35,868

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 137,600	$ 167,900
Accrued management compensation (Note F)	622,200	456,800
Related party advances (Note F)	-	85,917

Total Current Liabilities	759,800	710,617

(DEFICIENCY) IN STOCKHOLDERS' EQUITY: (Note E)
Preferred stock, par value, $0.0001 per share; authorized 25,000,000 shares; 2,500,000
and 0, issued and outstanding at January 31, 2004 and 2003, respectively	250	-
Common stock, par value, $0.0001 per share, authorized 500,000,000 shares;
222,133,884 and 2,500,006 shares issued & outstanding at January 31, 2004 and 2003, respectively	22,213	250
Additional paid in capital	7,806,177	4,853,150
Subscription receivable	(17,534)	-
Accumulated deficit	(8,470,532)	(5,528,149)

Total (Deficiency) in Stockholders' Equity	(659,426)	(674,749)

Total Liabilities and (Deficiency) in stockholders' equity	$ 100,374	$ 35,868

(See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONSOLIDATED STATEMENT OF LOSSES
FOR THE YEARS ENDED JANUARY 31, 2004 AND 2003

	2004	2003

Revenues	$ 40,000	$ 31,500
Cost of Revenue	-	-

Gross Margin	40,000	31,500

Operating Expenses:
General and administrative expenses	1,782,125	949,585
Impairment of goodwill	1,198,650	-

Total Operating Expenses	2,980,775	949,585

Loss from Continuing Operations Before Interest And Income Taxes	(2,940,775)	(918,085)

Interest expenses	(1,608)	(7,018)
Income (taxes) benefit	-	-

Net Loss From Continuing Operations	(2,942,383)	(925,103)

Loss from discontinued operations	-	(66,423)

Net Loss	(2,942,383)	(991,526)

Cumulative effect of accounting change (Note D)	-	(264,868)

Net Loss Applicable to Common Shareholders	$ (2,942,383)	$ (1,256,394)

Loss per common share (basic and assuming dilution), as restated for	$ (0.05)	$ (2.09)
Continued Operations	$ (0.05)	$ (1.54)
Discontinued Operations	$ -	$ (0.11)
Loss related to accounting changes	$ -	$ (0.44)

Weighted average shares outstanding (Basic and Diluted), as restated for
reverse stock split	56,488,846	601,040

(See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE TWO  YEARS ENDED JANUARY 31, 2004

	Preferred Stock		Common stock
	Number of		Number of		Additional Paid	Subscription	Accumulated	Total (Deficiency)
	Shares	Amount	Shares	Amount	In Capital	Receivable	Deficit	in stockholders' Equity
Balance, January 31, 2002, as restated	-	$ -	379,900	$ 38	$ 3,890,247	$ -	$(4,271,755)	$ (381,470)
Net loss for the year	-	-	-	-	-	-	(1,256,394)	(1,256,394)
Issuance of common stock	-	-	1,852	-	10,000	-	-	10,000
Common stock issued for services	-	-	328,089	33	143,186	-	-	143,219
Common stock issued for directors' and officers' compensation	-	-	1,700,978	170	757,962	-	-	758,132
Common stock issued to settle accounts payable	-	-	96,687	10	76,524	-	-	76,534
Common stock issued in connection with financing activities	-	-	500	-	3,250	-	-	3,250

Common stock cancelled	-	-	(8,000)	(1)	(28,019)	-	-	(28,020)

Balance, January 31, 2003	-	-	2,500,006	250	4,853,150	-	(5,528,149)	(674,749)
Net loss for the year	-	-	-	-	-	-	(2,942,383)	(2,942,,383)
Common stock issued for officers' compensation	-	-	300,000	30	29,970	-	-	30,000
Common stock issued for consulting services	-	-	26,540,000	2,654	671,286	-	-	673,940
Common stock issued for acquisition activities	-	-	12,000,000	1,200	1,222,800	-	-	1,224,000
Common stock issued under ESIP	-	-	181,500,000	18,150	1,029,150	(17,534)	-	1,029,766
Preferred shares issued in lieu of Common stock	2,500,000	250			(250)			-
Common stock cancelled for preference shares	-	-	(706,122)	(71)	71	-	-	-

Balance, January 31, 2004	2,500,000	$ 250	222,133,884	$ 22,213	$ 7,806,177	$ (17,534)	$ (8,470,532)	$ (659,426)

(See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2004 and 2003

	For the Years Ended January 31,
	2004	2003

Cash Flows From Operating Activities:
Net loss for the year from continuing operations	$ (2,942,383)	$ (925,103)
Loss from discontinued operations	-	(66,423)
Cumulative effect of accounting change (Note D)	-	(264,868)

Adjustments to reconcile net loss to net cash
used in operating activities:
Write off of intangible asset	25,000
Impairment of goodwill	1,198,650	-
Professional fees settled in stock	673,940	143,219
Common stock issued to settle accounts payable	-	76,534
Common stock issued in connection with financing expenses	-	3,250
Common stock cancelled	-	(28,020)
Employee compensation settled in stock - ESIP	213,345	-
Officers' and directors' compensation settled in stock	30,000	758,131
Depreciation and amortization	-	2,198

Other
Changes in assets and liabilities:
Decrease in accounts receivable	-	80,809
Decrease in inventories	-	45,628
Decrease in prepaid expenses	-	143,818
Increase in other current assets	(5,000)	-
Decrease in due from officer	-	6,499
Decrease (increase) in note receivable	29,610	(29,610)
Increase (decrease) in accounts payable and accrued expenses	135,450	(48,373)

Net Cash Used in Operating Activities	(641,388)	(102,311)

Cash Flows From Investing Activities:
Proceeds from sale of T&T	-	33,390
Proceeds from sale of property and equipment, net	-	8,967

Cash Provided by Investing Activities	-	42,357

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net	816,421	10,000
Payments of long-term debt	-	(1,258)
Payment of note payable - related party	(31,800)	(32,000)
(Payments to) proceeds from advances - related parties	(54,117)	54,117

Net Cash Provided By Financing Activities	730,504	30,859

Net Increase (Decrease) In Cash	89,116	(29,095)
Cash, beginning of year	5,612	34,707

Cash, end of year	$ 94,728	$ 5,612

                (See accompanying notes to consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2004 and 2003
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Non Cash Investing and Financing Activities:
Acquisition of Majestic Refuter
Assets acquired	$25,000	-
Goodwill	$179,000	-
Common stock issued for acquisition	$204,000	-

Acquisition of HMM capital Holdings
Assets acquired	$900	-
Liabilities acquired	$550	-
Goodwill	$1,019,650	-
Common stock issued for acquisition	$1,020,000	-

Impairment of goodwill	$1,198,650	-
Common stock issued for services	$673,940	$143,219
Compensation settled in common stock	$243,345	$758,131
Common Stock cancelled	-	$(28,020)
Common stock issued in connection with financing activities	-	$3,250
Common stock issued in exchange for previously incurred debt	-	$76,534
Preference shares issued in exchange for common stock cancelled	-	-

(See accompanying notes to consolidated financial statements)

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

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

In February 2003, the Board of Directors recommended and shareholders approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each fifty (50) pre consolidation shares held by each shareholder. The reverse split was effective on March 26, 2003. As a result, the Company's trading symbol was changed to ARSW. The resulting number of outstanding shares as at January 31, 2003 was 2,500,006. Accordingly, all historical weighted average share and per share amount have been restated to reflect the reverse stock split.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $2,942,383 and $1,256,394 from operations during the years ended January31, 2004 and 2003, respectively.  The Company's current liabilities exceed its current assets by $660,072 and $675,395 at January 31, 2004 and 2003, respectively.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended January 31, 2004.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note H):

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

	2004	2003
Net loss, as reported	$ (2,942,383)	$ (1,256,394)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)		-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-
Net loss - Pro Forma	$(2,942,383)	$(1,256,394)

Basic (and assuming dilution) loss per share - as reported	$ (0.05)	$ (0.04)
Basic (and assuming dilution) loss per share - Pro forma	(0.05)	(0.04)

After giving effect to the 1:50 reverse split
Basic (and assuming dilution) loss per share - as reported	(0.05)	(2.09)
Basic (and assuming dilution) loss per share - Pro forma	(0.05)	(2.09)

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

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period.  The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

Revenue from the sale of products is recorded at the time the goods are shipped. Revenue under License Agreements is recorded when payment for services is due under such contract. For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101").  SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."  Assets and liabilities are translated at current exchange rates in effect during the period.

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

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

Net Loss per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares assumable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended January 31, 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The Company completed its impairment tests and recorded goodwill impairment charge of $1,198,350 and $264,868 (cumulative effect accounting changes) for the years ended January 31, 2004 and 2003. (Note D)

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS (continued)
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

In April 2003, the FASB issued Statement No.149, "Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement did not have a material impact on the Company's results of operations or financial positions.

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE B - DISCONTINUED OPERATIONS

On January10, 2003, the Company sold its wholly-owned subsidiary, T & T Diesel Power, Ltd ("T & T") to the former management of T&T, ("The Purchasers") through an Agreement of Purchase and Sale ("Agreement").  The T & T business segment is accounted for as a discontinued operation, and accordingly, amounts in the financial statements, and related notes for all periods shown have been restated to reflect discontinued operations accounting

In connection with the disposition of T & T, the Purchasers acquired 100% of the outstanding common stock of T&T and assumed all T & T liabilities for a total purchase price of $63,000.   ARS received gross proceeds of $63,000 US from the sale, comprised of $33,390 in cash and a non interest bearing note receivable in the amount of $29,610 which was paid in July 2003.

The note receivable has been assigned to a related party in order partially to repay the note payable due to this related party. (Note F)

As a result of the sale of the T & T business segment, the Company accounted for the segment as a discontinued operation, and accordingly, the amounts in the financial statements and related notes for all periods shown have been restated to reflect discontinued operations accounting.

The financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations.  Prior years have been restated. Operating results for the discontinued operations for the year ended January 31, 2004 and 2003 were:

	2004	2003
Revenues	-	$ 228,092
Expenses	-	(294,515)
Net Loss	-	$ (66,423)

The following summarizes the loss on the disposition of the T & T business segment during the year ended January 31, 2003.

	2004	2003
Cash	$ -	$ 33,390
Note receivable	-	29,610
Gain (loss) on disposition	-	-
Net assets disposed of	$ -	$ 63,000

On April 25, 2003, ARS Products Inc., a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings Inc., a Nevada Corporation. The stockholders of HMM Capital Holdings Inc. received 10 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value of $0.001 per share. This stock has a value of $1,020,000 at the time of the transaction. Through this merger, ARS acquired the distribution rights for a patented retrofit fire retardant door kit that meets new fire door regulations in North America. ARS has also entered into marketing and distribution agreements with a third party that will result in a royalty payment to ARS for each door sold by the licensee. HMM had no operating history at the time of acquisition.  At January 31, 2004, the Company has discontinued its efforts to market this product as of January 31, 2004. For the year ended January 31, 2004, the Company did not have any revenue, expenses, assets or liabilities relating to this segment of the business.

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

 NOTE C - ACQUISITIONS

 On April 22, 2003, ARS Products Inc., a wholly owned subsidiary of ARS Networks Incorporated merged with Majestic Refilter Ltd. The stockholders of Majestic Refilter Ltd. received 2 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value of $0.001 per share. This stock has a value of $204,000 at the time of the transaction. Through this merger, ARS acquired the patent for a diesel emissions filters developed by Majestic Refilter. The product requires additional development by ARS. Majestic Refilter was non-operational at the time of the acquisition.

On April 25, 2003, ARS Products Inc., a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings Inc., a Nevada Corporation. The stockholders of HMM Capital Holdings Inc. received 10 million shares of common stock of ARS Networks par value $ 0.0001 per share in exchange of their common stock par value of $0.001 per share. This stock has a value of $1,020,000 at the time of the transaction. Through this merger, ARS acquired the distribution rights for a patented retrofit fire retardant door kit that meets new fire door regulations in North America. ARS has also entered into marketing and distribution agreements with a third party that will result in a royalty payment to ARS for each door sold by the licensee. HMM had no operating history at the time of acquisition.  At January 31, 2004, the Company has discontinued its efforts to market this product as of January 31, 2004. For the year ended January 31, 2004, the Company did not have any revenue, expenses, assets or liabilities relating to this segment of the business.

The following is the summary of acquisition related transactions:

	Majestic	HMM	Total
Assets	$ 25,000	$ 900	$25,900
Liabilities	-	550	550
Net	25,000	350	25,350
Consideration paid	$204,000	$1,020,000	$1,224,000
Goodwill recognized	$179,000	$1,019,650	$1,198,650
Goodwill impaired	$179,000	$1,019,650	$1,198,650

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The Company has adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) effective August 1, 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company's goodwill asset was with regard to the acquisitions of Majestic Refilter and HMM Capital Holdings Inc. of $179,000 and $1,019,650, respectively. The test completed in the second quarter ended on July 31, 2003 indicated that the recorded book value of reporting unit exceeded its fair value, as determined by discounted cash flows.  The decrease in fair value is a result of:

  Significant operating losses during the past six months
  Unanticipated decline in revenues and profitability
  Loss of key personnel

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142 (Continued)

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at July 31, 2003. Upon completion of the assessment, management recorded a non-cash impairment charge of $(1,198,650), net of tax, or $(0.02) per share during the quarter ended July 31, 2003, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $ 0.

 Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

The following table presents, in accordance with SFAS 142, the adjustment to the reported income exclusive of amortization expense recognized related to goodwill and intangible assets that are subject to impairment test and are no longer being amortized, for the years ended January 31, 2004 and 2003:

	2004	2003
Net Loss	$(2,942,383)	$ (1,256,394)
Adjustments:
Cumulative effect of accounting changes: impairment of goodwill	-	264,868
Adjusted net (loss)	$(2,942,383)	$ (991,526)
Shares used to compute basic and diluted net loss per common share	56,488,846	601,040
Adjusted basic and diluted net loss per common share	$ (0.05)	$ (1.65)
Reported basic and diluted net loss per common share	$ (0.05)	$ (2.09)

NOTE E - CAPITAL STOCK

Common Stock

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

In June 2003, The Company issued 300,000 restricted shares of common stock at $0.10 per share to the new members of the Board of Directors under board contracts. The Company has recorded compensation expenses of $30,000. (Note F)

During the year ended January 31, 2004, the Company issued an aggregate of 26,540,000 shares of common stock in exchange for services provided to the Company valued at $673,940. The Company valued the shares based upon the market value of the Company's stock at the date of issuance, which did not differ materially from the value of the services rendered. These shares were valued at a range of rate between $.004 to $.15 per share which represents the fair value of the services received which did not differ materially from the value of the stock issued.

During the year ended January 31, 2004, the Company issued an aggregate of 181,500,000 shares of common stock under the Company's Employee Stock Incentive Plan in exchange for $816,421 of cash and a subscription receivable of $17,534. The Company recorded employee compensation expenses of $213,345 for the year ended January 31, 2004.

All valuations of the above shares are based on the stock price at the date of issue, which did not differ materially from the value of the services that were rendered by the consultants under the contracts.

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

 NOTE E - CAPITAL STOCK (Continued)

Preferred Stock

The Company is authorized to issue up to 25,000,000 shares of Preferred Stock with par value of $.0001 per share. The holders of the shares of preferred stock are entitled to vote at the rate of 200:1 versus common shares for each share held of record on all matters submitted to a vote of the stockholders.

The preferred shares are not subject to redemption and have no conversion rights or rights to participate in dividend payments. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, each share of preferred stock has a liquidation preference of $.0001 per share.

In July 2003, the Board of Directors authorized the issuance of 2,500,000 preferred shares at $0.0001 per share to three officers of the Company. These shares were issued in January 2004 to three officers of the Company in exchange for the return of 706,122 common shares previously issued. (Note F)

NOTE F - RELATED PARTY TRANSACTIONS

The note payable - related party was for $63,800.  The note was due July 31, 2001 and bears interest at 8.5% per annum.  The Company repaid $32,000 of this Note In January 2003 and assigned the proceeds of the note receivable from the sale of T&T to the related party.  The Company repaid the balance of the Note plus interest in 2003. In January 2002, the Company issued options to purchase 2,000 shares and in February 2002 issued 25,000 common shares to the related party in connection with the note payable. At January 31, 2004 and 2003, the balance of the note payable outstanding was $0 and $31,800, respectively.

In August 2002, the Board of Directors authorized the issuance of 276,950 common shares to three officers of the Company in lieu of compensation due in the amount of $138,500.

During the year ended January 31, 2003, officers of the Company advanced an aggregate of $54,117 to the Company. These advances were repaid as the Company raised additional capital. As of January 31, 2004, the Company had repaid the entire amount advanced by its officers.

During the period ended January 31, 2003, management exercised stock options for 22,000 shares at a price of $6.50 per share for a total of $143,000 which was recorded as a reduction in accrued management compensation.

In January 2003, the Board of Directors authorized the issuance of 1,174,304 shares to management in lieu of foregone compensation and settlement of management contracts. Management contracts were bought out due to an agreement to sell the Company. Subsequent to the approval of the settlements, the purchaser withdrew from the sale.

In January 2003, the Company issued 24,726 shares to the Board of Directors as compensation under pre approved contracts.

The Company has a license agreement with a company owned by a stockholder of the Company. Under this agreement, The Company is to pay a minimum royalty of $100,000 for the first year. During the year ended January 31, 2004, $50,000 of the royalty was paid.  Also, as of January 31, 2004, $50,000 has been accrued towards minimum royalty expenses.

 ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE F - RELATED PARTY TRANSACTIONS (Continued)

In June 2003, The Company issued 300,000 restricted shares at $0.10 per share to the new members of the Board of Directors under board contracts. The Company has recorded compensation expenses of $30,000 in relation to the issue. (Note E)

In July 2003, the Board of Directors authorized the issuance of 2,500,000 preferred shares at $0.0001 per share to three officers of the Company. These preferred shares will have cumulative voting rights of 200:1 versus common shares. These shares were issued in January 2004 to three officers of the Company in exchange for the return of 706,122 common shares previously issued.

 NOTE G - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  At January 31, 2004, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $8,000,000, expiring in the year 2020, that may be used to offset future taxable income.  Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of January 31, 2004 are as follows:

Non current:
Net operating loss carry forward	$ 2,720,000
Valuation allowance	$ (2,720,000)
Net deferred tax asset	$ -

The realization of this net operating loss carry forwards is dependent upon generating taxable income prior to the related year of expiration. The amount of carry forward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN

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

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN (Continued)

The purpose of the NDCRP is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.10 per share. The plan is administered by the Company's Board of Directors.

The initial plan was filed in June 2003 with shares available under the ESIP and NDCRP of 18 million and 2 million shares respectively. These plans were amended August 1, 2003 to provide for additional 50 million and 10 million shares, respectively and were further amended October 20, 2003 to provide for an additional 185 million and 15 million shares respectively.

In January 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 1 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 1 for 2004. The purpose of the ESIP is to provide stock incentive to employees of the company. Under the ESIP plan, employees are entitled to purchase shares for no less than 85% of the market price of the company's common stock. Shares issued under the plan are approved by the company's Board of Directors.

The purpose of the NDRCP is to attract non-employee directors and consultants who capable of improving the success of the Company by providing a direct economic interest to Company performance. Under the terms of this plan, non employee directors or consultants may be compensated through the issuance of Company stock at a deemed value of $0.0065 per share. The plan is administered by the Company's Board of Directors.

a) A summary of the status of the Company's stock option plans for options held by officers and directors as of January 31, 2004 and 2003 and changes during the years ending on those dates.

	January 31, 2004		January 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	133,486	$24.74	155,486	$ 22.16
Granted	-	-	-	-
Exercised	-	-	(22,000)	6.50
Cancelled	-		-	-
Outstanding at end of year	133,486	$24.74	133,486	$24.74

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN (Continued)

The following table summarizes information about stock options held by officers and directors which are outstanding at January 31, 2004.

Exercise Prices	Number Outstanding at January 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2004	Weighted Average Exercise Price

$0.005	2,455	15 months	$ 0.005	2,455	$ 0.005
$6.50	2,000	36 months	6.50	2,000	6.50
$6.50	52,769	36 months	6.50	52,769	6.50
$25.00	15,000	27 months	25.00	15,000	25.00
$34.38	32,365	19 months	34.38	32,365	34.38
$50.50	28,897	1 month	50.50	28,897	50.50

	133,486		24.74	133,486	24.74

b) Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company non-employee consultants. These options were granted in lieu of cash compensation for services performed.

	January 31, 2004		January 31, 2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	13,320	$21.85	13,320	$21.85
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	(5,000)	(0.005)	-	-
Outstanding at end of year	8,320	$34.98	13,320	$21.85

The following table summarizes information about warrants held by non-employee consultants which are outstanding at January 31, 2004.

Exercise Prices	Number Outstanding at January 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at January 31, 2004	Weighted Average Exercise Price

$62.50	830	5 months	62.50	830	62.50
$87.50	830	5 months	87.50	830	87.00
$25.00	6,660	31 months	25.00	6,660	25.00

	8,320		21.85	8,320	21.85

The estimated value of the warrants granted to consultants during the years ended January 31, 2004 and 2003 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 2   years, a risk free interest rate of 1.11%, and a dividend yield of 0% and volatility of 137%. The amount of the expense charged to operations in connection with granting the warrants/options was $0 during the years ended January 31, 2004 and 2003, respectively.

NOTE I - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its corporate offices in Buffalo, New York on a month to month basis. Rental expense for the years ended December 31, 2003 and 2002 was $734 and $750, respectively and was charged to operations in the period incurred.

Employment and Consulting Agreements

The Company has an employment agreement with the Company's Chief Executive Officer/President.  In addition to salary provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

ARS NETWORKS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004 and 2003

NOTE I - COMMITMENTS AND CONTINGENCIES (continued)

The Company has consulting agreements with outside contractors to provide consulting and business development services.  The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice.

NOTE J - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended January 31, 2004 and 2003, the Company incurred net losses of $2,942,383 and $1,256,394, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE K - LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. The agreement was for an initial term of six months, extendable by mutual agreement under which Edify paid, and ARS received $40,000 and $31,500 for the years ended January 31, 2004 and 2003, respectively.

NOTE L - MAJOR CUSTOMERS

The Company's one major customer approximated $40,000 or 100.0% of sales for the year ended January 31, 2004. Revenue from the Company's one major customer approximated $31,500 or 100.0% of sales for the year ended January 31, 2004.

NOTE M - SUBSEQUENT EVENTS

In March 2004, the Company established a subsidiary, Vermont Motors Cars Inc to pursue investments in an automobile dealership. Two of the Company's directors were appointed as the directors of the subsidiary and a total of $751,000 was invested in the subsidiary to date. The Company withdrew from these discussions in March 2004.

In March 2004, the Company amended its articles of incorporation to increase the common stock it is authorized to issue from 500,000,000 shares, par value $0.0001  to 2,000,000,000 shares, par value $0.0001 per share.