Form 10QSB
period 2004-04-30
ARS NETWORKS INC
filed 2004-06-14
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate the number of shares outstanding of each of the issuer's class of common stock.  The Registrant had 777,133,884 shares of its common stock outstanding as of June 14, 2004.

ARS NETWORKS , INCORPORATED

Quarterly Report on Form 10-QSB for the
Quarterly period ending April 30, 2004.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Un-audited)

Condensed Consolidated Balance Sheets at April 30, 2004 and January 31, 2004

Condensed Consolidated Statement of Losses for the three months ended April 30, 2004 and April 30, 2003

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2004 and 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ARS NETWORKS INCORPORATED
Index to Financial Statements

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2004 (Un-audited)	January 31, 2004 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$ 5,657	$ 94,728
Other current assets	5,000	5,000
Total current assets	10,657	99,728

Investments (Note C)	700,919	-

Other assets	646	646
Total assets	$ 712,222	$ 100,374
	=======	=======
LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$ 166,000	$ 137,600
Accrued management compensation	632,200	622,200
Total current liabilities	798,200	759,800

(DEFICIENCY) IN STOCKHOLDERS' EQUITY: (Note D)
Preferred stock, par value, $0.0001 per share; authorized 25,000,000 shares; 2,500,000 issued and outstanding at April 30, 2004 and January 31, 2004, respectively	250	250
Common stock, par value, $0.0001 per share, authorized 2,000,000,000 shares; 473,133,884 and 222,133,884 shares issued & outstanding at April 30, 2004 and January 31, 2004, respectively	47,313	22,213
Additional paid in capital	8,744,577	7,806,177
Subscription receivable	(84)	(17,534)
Accumulated deficit	(8,878,034)	(8,470,532)
Total (deficiency) in stockholders' equity	(85,978)	(659,426)

Total liabilities and (deficiency) in stockholders' equity	$ 712,222	$ 100,374
	=======	=======

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(UNAUDITED)

	For the three months ended April 30,
	2004	2003

Revenues	$ -	$ 30,000
Cost of Revenues	-	-
Gross Margin	-	30,000

Operating Expenses:
General and administrative expenses	407,502	56,401
Total Operating Expenses	407,502	56,401

Loss from Operations	(407,502)	(26,401)
Share in earnings of unconsolidated subsidiary	-	-
Interest expenses	-	(700)
Income (taxes) benefit	-	-

Net Loss	$ (407,502)	$ (27,101)

Loss per common share (basic and assuming dilution), as restated for reverse stock split	$ (0.001)	$ (0.01)

Weighted average shares outstanding (Basic and Diluted), as restated for reverse stock split	427,456,106	3,566,635
	=========	=========

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended April 30,
	2004	2003

Cash Flows From Operating Activities:
Net loss	$ (407,502)	$ (27,101)

Adjustments to reconcile net loss to net cash
used in operating activities:
Professional fees settled in stock	4,500	53,000
Compensation settled in stock	171,450	-

Changes in assets and liabilities:
Decrease in accounts receivable	17,450	-
Increase in accrued management compensation	10,000	-
(Decrease) increase in accounts payable and accrued expenses	28,400	(21,550)
Net Cash Provided by (Used in) Operating Activities	(175,702)	4,349

Cash Flows From Investing Activities:
Payments for investments	(700,919)	-
Cash Used in Investing Activities	(700,919)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net	787,550	-
Proceeds from advances - related parties	-	1,067
Cash Provided By Financing Activities	787,550	1,067

Net (Decrease)Increase In Cash	(89,071)	5,416
Cash, beginning of the period	94,728	5,612
Cash, end of the period	$ 5,657	$ 11,028
	=========	=========

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended April 30,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
Non Cash Investing and Financing Activities:

Acquisition of Majestic Re-filter
Assets acquired	-	$25,000
Goodwill	-	$179,000
Common stock issued for acquisition	-	$204,000

Acquisition of HMM capital Holdings
Assets acquired	-	$900
Liabilities acquired	-	$(550)
Goodwill	-	$1,019,650
Common stock issued for acquisition	-	$1,020,000

Common stock issued for services	$4,500	$53,000
Compensation settled in common stock	$171,450	-

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
 ( UNAUDITED )

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying un-audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005. The un-audited consolidated financial statements should be read in conjunction with the consolidated January 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification

Certain reclassifications have been made to conform to prior period's data to the current presentation. These reclassifications had no effect on reported losses.

BUSINESS AND BASIS OF PREPARATION

ARS Networks, Incorporated ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems. To date the company has incurred losses of $8,878,034.

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

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed $700,919 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions. (seeNote C)

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
( UNAUDITED )

NOTE A - SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

	For the three months ended April 30,
	2004	2003
Net loss - as reported	$(407,502)	$(27,101)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-
Net loss - Pro Forma	$(407,502)	$(27,101)
Net loss attributable to common stockholders - Pro forma	$(407,502)	$(27,101)
Basic (and assuming dilution) loss per share - as reported	$(0.001)	$(0.01)
Basic (and assuming dilution) loss per share - Pro forma	$(0.001)	$(0.01)

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
( UNAUDITED )

NOTE B - ACQUISITIONS

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

The following is the summary of acquisition related transactions:

	Majestic	HMM	Total
Assets	$ 25,000	$ 900	$ 50
Liabilities	$ -	$ 550	$ -
Net	$ 25,000	$ 350	$ 25,350
Consideration Paid	$ 204,000	$ 1,020,000	$ 1,224,000
Goodwill	$ 179,000	$ 1,019,650	$ 1,198,650

NOTE C - INVESTMENTS

In February 2004, the Company established Vermont Motors Inc., (VMC) a wholly owned subsidiary of the Company, formed under the laws of the State of Vermont for the purpose of selling and servicing new and used motor vehicles. Separately, VMC together with the Company's Chief Executive Officer, formed a Limited Liability Company formed under the laws of the State of Vermont. The Limited Liability Company operating agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price equal to $25,000 for each percentage interest. The Company's Chief Executive Officer is the Limited Liability Company's Managing Member and owns the remaining sixty percent (60%) membership interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by $25,000. As of April 30, 2004, VMC has contributed $700,919 towards the capitalization of the Limited Liability Company. As of April 30, 2004, the Limited Liability Company was inactive with no income, expenses, assets and liabilities other than $700,919 cash received as capital contribution from VMC.  The Company records transactions relating to its investment in the Limited Liability Company based on equity method.

At April 30, 2004, the summarized un-audited balance sheet of the Limited Liability Company was as follows:

Assets
Assets:
Cash	$700,919
Liabilities:	-
Members' Capital	$700,919
=====

For the three months ended April 30, 2004, the summarized un-audited statement of income (losses) of the Limited Liability Company was as follows:

Revenue	$ -
Expenses	$ -

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
( UNAUDITED )

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

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company's goodwill asset was with regard to the acquisitions of Majestic Refilter and HMM Capital Holdings Inc. of $179,000 and $1,019,650, respectively. The test that was completed in the second quarter ended on July 31, 2003 indicated that the recorded book value of reporting unit exceeded its fair value, as determined by discounted cash flows.  The decrease in fair value is a result of:

  Significant operating losses during the six months ended July 31, 2003
  Unanticipated decline in revenues and profitability
  Loss of key personnel

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at July 31, 2003. Upon completion of the assessment, management recorded a non-cash impairment charge of $(1,198,650), net of tax, or $(0.02) per share during the quarter ended July 31, 2003, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE E - COMMON STOCK

In March 2004, the Company amended its articles of incorporation to increase the common stock it is authorized to issue from 500,000,000 shares, par value $0.0001  to 2,000,000,000 shares, par value $0.0001 per share.

In February 2004, the Company issued an aggregate of 1,000,000 shares of Common Stock at $0.0045 per share to the consultants for the services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

During the three months ended April 30, 2004, the Company issued an aggregate of 250,000,000 shares of Common Stock to the employees under Employee Stock Compensation Plan in exchange for $787,550 of cash and $84 of subscription receivable.

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
( UNAUDITED )

NOTE F - REVENUE FROM LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. For the three months ended April 30, 2004 and 2003, the Company earned revenue as per the terms of agreement of $0 and $30,000, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

During the three months ended April 30, 2004, the Company advanced $700,919 to Vermont Motor Inc. a wholly owned subsidiary for investment in a Limited Liability Company formed under the laws of the State of Vermont.

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN

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

a) A summary of the status of the Company's stock option plans for options held by officers and directors as of April 30, 2004 and the changes during the three months then ended are presented below:

	April 30, 2004
	Shares	Weighted Average Exercise Price

Outstanding, February 1, 2004	133,486	$24.74
Granted	-	-
Exercised	-	-
Cancelled	(28,897)	50.50
Outstanding, April 30, 2004	104,589	$17.63

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
( UNAUDITED )

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN (Continued)

The following table summarizes information about stock options held by officers and directors which are outstanding at April 30, 2004, after giving effect to the reverse stock split:

Exercise Prices	Number Outstanding at April 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2004	Weighted Average Exercise Price

$0.005	2,455	15 months	$ 0.005	2,455	$ 0.005
$6.50	2,000	36 months	6.50	2,000	6.50
$6.50	52,769	36 months	6.50	52,769	6.50
$25.00	15,000	27 months	25.00	15,000	25.00
$34.38	32,365	19 months	34.38	32,365	34.38

	104,589		17.63	104,589	17.63

b) Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company non-employee consultants. These options were granted in lieu of cash compensation for services performed.

	April 30, 2004
	Shares	Weighted Average Exercise Price

Outstanding, February 1, 2004	8,320	$21.85
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding, April 30, 2004	8,320	$21.85

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2004
( UNAUDITED )

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN( Continued)

The following table summarizes information about warrants held by non-employee consultants which are outstanding at April 30, 2004, after giving effect to the reverse stock split:

Exercise Prices	Number Outstanding at April 30, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at April 30, 2004	Weighted Average Exercise Price

$62.50	830	5 months	62.50	830	62.50
$87.50	830	5 months	87.50	830	87.00
$25.00	6,660	31 months	25.00	6,660	25.00
	8,320		21.85	8,320	21.85

The estimated value of the warrants granted to consultants during the three months ended April 30, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 2   years, a risk free interest rate of 1.11%, and a dividend yield of 0% and volatility of 137%. The amount of the expense charged to operations in connection with granting the warrants/options during the three months ended April 30, 2004 was $0.

NOTE I - SUBSEQUENT EVENT

The Company amended its Articles of Incorporation to consolidate outstanding common shares of the Company at the ratio of 1 post consolidation common share for each 50 pre consolidation shares outstanding effective June 21, 2004. The authorized share capital of the company shall remain at 2,000,000,000 common shares and 25 million preferred shares. The voting and other rights of the holders of the Company's common stock are not affected by the reverse split.  Also, the number of shareholders on record would not be affected by the reverse split.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Forward-Looking Information

Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934.  Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments.  Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We believe the information contained in this Form 10-QSB to be accurate as of the date hereof.  Changes may occur after that date.   We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB, as well as the financial statements in Item 7 of Part II of our Form 10-KSB for the fiscal year ended January 31, 2004.

Management's Plan of Operation

We were originally organized under the laws of New Hampshire in 1998 to design and develop advanced railway communications and data management systems.  In July 2000, we completed the purchase of T & T Diesel Power, Ltd. ("T & T").  However, underperformance by T&T resulted in the sale of T&T in January 2003.

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

  To seek strategic partners with regard to these products to ensure adequate financing, development, production and sales for our products.

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

We are currently reviewing investment options but have not entered into any agreements beyond the review of potential options.  We are currently evaluating additional business opportunities that will likely result in revenue and profit for us.  As of the date of this report, we have not entered into any definitive agreements to do so.

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

Employees

As of May 31, 2004, we employed 3 persons under consulting contracts and 3 under employment agreements.

First Quarter Costs and Changes in Financial Conditions

As of the date of this report, we have not recorded any revenues from operations.

Results of Operations

Revenues.  ARS had revenues of $0 in the three months ended April 30, 2004 versus $30,000 in revenue for the three months ended April 30, 2003.  These revenues relate to license arrangements to market the ARS Crosslogix system in China.

Total Operating Expenses.  ARS' total operating expenses increased from $57,101 for the three months ended April 30, 2003 to $407,502 for  the three months ended April 30 2004.  The increase in operating expenses is principally due to professional fees incurred regarding business consulting.

Net Loss.  ARS had a net loss of $27,101 or $0.01 per share, in the three months ended April 30, 2003 compared to a net loss of $407,502, or $0.001 per share, in the comparable period for the three months ended April 30, 2004.

As of  January 31, 2004, we had a working capital deficit of $ 787,543  As a result of our operating losses for the year ended January 31, 2004 we generated a negative cash flow from operating activities of $175,702.  We met our cash requirements during this period through the sale of our common stock.

Liquidity and Capital Resources

As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses.

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

By adjusting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next twelve months.  However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months.  We will continue to evaluate opportunities for corporate development.  Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR January 31, 2004 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS.  THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Recent Developments

At our annual shareholders' meeting on March 23, 2004, our shareholders approved two amendments to our capital structure to increase the authorized common share capital to two billion shares from 500 million shares and also to authorize the board of directors to add additional share classes with the terms approved by the board.  We believe that these amendments will afford to us additional options to provide funding requirements.

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

Item 3.  Controls and Procedures.

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

Evaluation of disclosure and controls and procedures.  As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls over financial reporting.  There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In the ordinary course of business we may become subject to litigation and claims on various matters.  There exists the possibility that we will not prevail in all cases in the event that such litigation and claims may occur.

Item 2.  Changes in Securities.

Please see "Recent Developments," above.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On March 23, 2004 we held an annual meeting of our shareholders.  The shareholders considered and voted on the following proposals:

Election of Directors.  The management nominated Sydney A. Harland, Ronald A. Moodie, Richard D. Mangiarelli, Andrew E. Mercer, Arthur N. Kelly, and Larry M. Ricci.  All nominees were elected and there was no solicitation in opposition to the management's nominees as listed in the proxy statement.

Approval of Stock Plan.  On October 20, 2003, with the term until October 20, 2013, our directors adopted our Stock Plan for the Year 2003, with 200,000,000 shares in the aggregate authorized for issuance under the plan.   Our board of directors recommended the stock plan to our shareholders for approval.  The number of votes cast for the approval of the stock plan was 503,673,961, and the number of votes cast against the approval of the stock plan  was 0.

Amendments to Our Articles of Incorporation.  Our board has recommended that our shareholders approve the following amendments to our Articles of Incorporation:

(a)                Increase in the number of authorized shares of our common stock from 500,000,000 to 2,000,000,000 shares; and

(b)               Authorization for our board of directors to determine, in whole or part, the preferences, limitations, and relative rights, of classes or series of shares, as provided in the New Hampshire RSA 293-A:6.02.

The number of votes cast for the approval of the amendments to our Articles of Incorporation was 503,665,830, and the number of votes cast against the approval of the amendments to our Articles of Incorporation was 8,131.

Grant of Discretionary Authority to Our Board of Directors to Amend Our Articles of Incorporation to Effect a Reverse Stock Split.   Our board has recommended that our shareholders grant to our directors the authority to amend our articles of incorporation without further authorization by the shareholders to effect a reverse stock split of our common stock on the basis of one post-consolidation share for each 50 pre-consolidation shares to occur at some time within 12 months of the date of our 2004 Annual Meeting, with the exact time of the reverse split to be determined by the board of directors.  The number of votes cast for the approval of the grant of discretionary authority to our board of directors to amend our articles of incorporation to effect a reverse stock split was 503,665,830, and the number of votes cast against the approval of the grant of discretionary authority to our board of directors to amend our articles of incorporation to effect a reverse stock split was 8,131 .

Ratification of the selection of Russell Bedford Stefanou Mirchandani LLP as our independent public accountants for the fiscal year ending January 31, 2004 and the appointment of Russell Bedford Stefanou Mirchandani LLP as our independent auditors of until our next annual meeting.  Subject to shareholder ratification, the board of directors has appointed Russell Bedford Stefanou Mirchandani LLP ("Russell Bedford") to serve as our independent public accountants for the fiscal year ending January 31, 2004.  Russell Bedford has served as our independent public accountants since December 5, 2002.  The shareholders were asked to ratify the approval of Russell Bedford as independent auditors for the fiscal year ending January 31, 2004.  The number of votes cast for the approval of Russell Bedford as our independent public accountants for the fiscal year ending January 31, 2004 was 503,673,501, and the number of votes cast against the approval of Russell Bedford as our independent public accountants for the fiscal year ending January 31, 2004 was 0.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit No.	Identification of Exhibit
3.1**	Articles of Incorporation
3.2*	Articles of Amendment to the Articles of Incorporation.
3.3**	Bylaws.
31.1*	Certification of Sydney A. Harland, Chief Executive Officer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Mark Miziolek, Chief Financial Officer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Sydney A. Harland, Chief Executive Officer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Mark Miziolek, Chief Financial Officer of ARS Networks, Incorporated, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

__________
*     Filed herewith.

**   Previously Filed.

(b)           Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARS NETWORKS, Incorporated

Dated June 14, 2004.

By  /s/  Sydney A. Harland
    Sydney A. Harland,
    President and Chief Executive Officer