Form 10QSB
period 2004-07-31
ARS NETWORKS INC
filed 2004-09-14
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 31, 2004

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate the number of shares outstanding of each of the issuer's class of common stock.  The Registrant had 634,792,694 shares of its common stock outstanding as of September 10, 2004.

ARS NETWORKS , INCORPORATED

Quarterly Report on Form 10-QSB for the
Quarterly period ending July 31, 2004.

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Financial Statements (Un-audited)

Condensed Consolidated Balance Sheets at July 31, 2004 and January 31, 2004

Condensed Consolidated Statement of Losses for the six months ended July 31, 2004 and July 31, 2003

Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2004 and 2003

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

Item 5.  Other Information

Item 6.  Exhibits and Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

ARS NETWORKS INCORPORATED
Index to Financial Statements

Page No

Condensed Consolidated Balance Sheets at July 31, 2004 and January 31, 2004	F-2

Condensed Consolidated Statement of Losses For The Six Months Ended July 31, 2004 and 2003 and for the three months ended July 31, 2004 and 2003.	F-3

Condensed Consolidated Statement of Cash Flows For The Six Months Ended July 31, 2004 and 2003	F-4 - F-5

Notes to Condensed Consolidated Financial Statements	F-6 - F13

ARS NETWORKS, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2004	January 31, 2004
	( Unaudited )
ASSETS
Current Assets:
Cash	$ 34,784	$ 94,728
Other current assets	5,000	5,000
Total current assets	39,784	99,728

Investment in joint venture	686,000	-

Other Assets	646	646

	$ 726,430	$ 100,374
	======	======
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 75,500	$ 137,600
Accrued management compensation (Note D)	588,300	622,200
Total Current Liabilities	663,800	759,800

(DEFICIENCY) IN STOCKHOLDERS' EQUITY:
Preferred stock, par value, $0.0001 per share; authorized 25,000,000 shares; 2,500,000 shares issued and outstanding at July 31, 2004 and January 31, 2004	250	250
Common stock, par value, $0.0001 per share, authorized 2,000,000,000 shares; 290,792,694 and 4,442,694 shares issued & outstanding at July 31, 2004 and January 31, 2004, respectively	29,079	22,213
Additional paid in capital	10,016,860	7,806,177
Subscription receivable	(334)	(17,534)
Accumulated deficit	(9,983,225)	(8,470,532)
Total (Deficiency) in Stockholders' Equity	62,630	(659,426)

Total Liabilities and (Deficiency) in Stockholders' Equity	$ 726,430	$ 100,374
	======	======

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
(UNAUDITED)

	For the Three Months Ended July 31,		For The Six Months Ended July 31,

	2004	2003	2004	2003

Revenues	$ -	$ 10,000	$ -	$ 40,000

Operating Expenses:
General and administrative expenses	269,442	538,688	505,494	595,089
Employee stock compensation	835,750	-	1,007,200	-
Impairment of goodwill	-	1,198,650	-	1,198,650
Total Operating Expenses	1,105,192	1,737,338	1,512,694	1,793,739

Loss from Operations	(1,105,192)	(1,727,338)	(1,512,694)	(1,753,739)

Interest expenses	-	700	-	1,400
Provision for income taxes	-	-	-	-

Net Loss	$ (1,105,192)	$ (1,728,038)	$ (1,512,694)	$ (1,755,139)
	=======	=======	=======	=======
Loss per common share (basic and assuming dilution), as restated for reverse stock split	$ (0.02)	$ (4.33)	$ (0.05)	$ (7.38)
Weighted average shares outstanding (basic and diluted), as restated for reverse stock split	50,702,360	398,632	29,408,243	237,805

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six months Ended July 31,
	2004	2003

Cash Flows From Operating Activities:
Net Loss	$ (1,512,694)	$ (1,755,139)

Adjustments to reconcile net loss to net cash
used in operating activities:

Impairment of Goodwill	-	1.198,650
Professional fees settled in stock	37,550	471,975
Compensation settled in stock	1,007,200	30,000

Changes in Assets and Liabilities:
Decrease in receivable	-	29,610
Decrease in accrued management compensation	(33,900)	-
(Decrease) increase in accounts payable and accrued expenses	(62,100)	15,951
Net Cash Used in Operating Activities	(563,944)	(8,953)

Cash Flows From Investing Activities:
Payments for investments	(686,000)	-
Cash Used in Investing Activities	(686,000)	-

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net	1,190,000	75,000
Payments for advances - related parties	-	(42,499)
Cash Provided By Financing Activities	1,190,000	32,501

Net (Decrease) Increase In Cash	(59,944)	23,548
Cash, beginning of the period	94,728	5,612
Cash, end of the period	$ 34,784	$ 29,160

Supplemental Information:
Cash paid during the period for interest	$ -	$ -
Cash paid during the period for taxes	$ -	$ -

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended July 31,
	2004	2003
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Non Cash Investing and Financing Activities:
Acquisition of Majestic Re-filter
Assets acquired	$ -	$ 25,000
Goodwill	-	179,000
Common stock issued for acquisition	$ -	$ 204,000

Acquisition of HMM capital Holdings
Assets acquired	$ -	$ 900
Liabilities acquired	-	(550)
Goodwill	-	1,019,650
Common stock issued for acquisition	$ -	$1,020,000

Impairment of Goodwill	$ -	$ 1,198,650

Common stock issued for services	$ 37,550	$ 471,975
Compensation settled in common stock	$1,007,200	$ 30,000

(See accompanying notes to the un-audited condensed consolidated financial statements)

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005. The un-audited consolidated financial statements should be read in conjunction with the consolidated January 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification

Certain reclassifications have been made to conform to prior period's data to the current presentation. These reclassifications had no effect on reported losses.

BUSINESS AND BASIS OF PREPARATION

ARS Networks, Incorporated ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems. To date the company has incurred losses of $9,983,225.

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed $686,000 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any cash capital contributions. (see Note C)

In June 2004, the Board of Directors approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each fifty (50) pre consolidation shares held by each shareholder.  The Board of Directors was granted the authority to do so at the Company's Annual Meeting held March 23, 2004. The reverse split was effective on June 21, 2004. As a result the Company's trading symbol was changed to ARSK. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

	For the Six Months Ended July 31,
	2004	2003
Net loss - as reported	$(1,512,694)	$(1,755,139)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	-	-
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	-	-
Net loss - Pro Forma	$(1,512,694)	$(1,755,139)
Net loss attributable to common stockholders - Pro forma	$(1,512,694)	$(1,755,139)
Basic (and assuming dilution) loss per share - as reported	$ (0.05)	$ (7.38)
Basic (and assuming dilution) loss per share - Pro forma	$ (0.05)	$ (7.38)

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
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

On April 25, 2003 ARS Products Inc, a wholly owned subsidiary of ARS Networks Incorporated merged with HMM Capital Holdings, Inc, a Nevada Corporation. The stockholders of HMM Capital Holdings, Inc received 10 million shares of common stock of ARS Networks with par value of $ 0.0001 per share. The stock had a value of $1,020,000 at the time of the transaction. HMM had no operating history at the time of the acquisition.

The following is the summary of acquisition related transactions:

	Majestic	HMM	Total
Assets	$ 25,000	$ 900	$ 50
Liabilities	-	550	-
Net	25,000	350	25,350
Consideration paid	204,000	1,020,000	1,224,000
Goodwill	$ 179,000	$ 1,019,650	$ 1,198,650

NOTE C - INVESTMENTS

In February 2004, the Company established Vermont Motors Inc., (VMC) a wholly owned subsidiary of the Company, formed under the laws of the State of Vermont for the purpose of selling and servicing new and used motor vehicles. Separately, VMC together with the Company's Chief Executive Officer, formed a Limited Liability Company formed under the laws of the State of Vermont. The Limited Liability Company operating agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price equal to $25,000 for each percentage interest. The Company's Chief Executive Officer is the Limited Liability Company's Managing Member and owns the remaining sixty percent (60%) membership interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by $25,000. As of July 31, 2004, VMC has contributed $686,000 towards the capitalization of the Limited Liability Company. As of July 31, 2004, the Limited Liability Company was inactive with no income, expenses, assets and liabilities other than $686,000 net cash received as capital contribution from VMC.  The Company records transactions relating to its investment in the Limited Liability Company based on equity method.

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
( UNAUDITED )

NOTE C - INVESTMENTS

At July 31, 2004, the summarized un-audited balance sheet of the Limited Liability Company was as follows:

Assets:
Cash	$676,000
Deposits receivable	10,000
Liabilities:	-
Members' Capital	$686,000

For the six months ended July 31, 2004, the summarized un-audited statement of income (losses) of the Limited Liability Company was as follows:

Revenue	$ -
Expenses	$ -

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

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at July 31, 2003. Upon completion of the assessment, management recorded a non-cash impairment charge of $(1,198,650), net of tax, or $(3.01) per share during the quarter ended July 31, 2003, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE E - COMMON STOCK

In March 2004, the Company amended its articles of incorporation to increase the common stock it is authorized to issue from 500,000,000 shares, par value $0.0001  to 2,000,000,000 shares, par value $0.0001 per share.

In February 2004, the Company issued an aggregate of 20,000 shares of Common Stock at $0.225 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In March 2004, the Company issued an aggregate of 20,000 shares of Common Stock at $0.1 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In May 2004, the Company issued an aggregate of 60,000 shares of Common Stock at $0.045 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In June 2004, the Company issued an aggregate of 1,750,000 shares of Common Stock at $0.007 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In July 2004, the Company issued an aggregate of 23,000,000 shares of Common Stock at $0.0007 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

During the six months ended July 31, 2004, the Company issued an aggregate of 261,500,000 shares of Common Stock to the employees under Employee Stock Compensation Plan in exchange for $1,190,000 of cash and $334 of subscription receivable. The Company has recorded $1,007,200 as employee compensation expenses for the six months ended July 31, 2004 towards the difference between the market value of the stock on the dates of issuance and the amount actually received by the Company.

In June 2004, the Board of Directors approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each fifty (50) pre consolidation shares held by each shareholder. The reverse split was effective on June 21, 2004. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
( UNAUDITED )

NOTE F - REVENUE FROM LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. For the six months ended July 31, 2004 and 2003, the Company earned revenue as per the terms of agreement of $0 and $40,000, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

During the six months ended July 31, 2004, the Company advanced $686,000 to Vermont Motor Inc. a wholly owned subsidiary for investment in a Limited Liability Company formed under the laws of the State of Vermont.

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN

In January 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 1 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 1 for 2004. In March 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In June 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 3 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 3 for 2004. The purpose of the ESIP is to provide stock incentive to employees of the company. Under the ESIP plan, employees are entitled to purchase shares for no less than 85% of the market price of the company's common stock. Shares issued under the plan are approved by the company's Board of Directors.

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

a) A summary of the status of the Company's stock option plans for options held by officers and directors as of July 31, 2004 and the changes during the three months then ended are presented below:

	July 31, 2004
	Shares	Weighted Average Exercise Price

Outstanding, February 1, 2004	$ 2,669	$ 24.74
Granted	-	-
Exercised	-	-
Cancelled	(578)	50.50
Outstanding, July 31, 2004	$ 2,091	$17.63

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
( UNAUDITED )

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN (Continued)

The following table summarizes information about stock options held by officers and directors which are outstanding at July 31, 2004, after giving effect to the reverse stock split:

Exercise Prices	Number Outstanding at July 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2004	Weighted Average Exercise Price

$ 0.250	49	9 months	$ 0.250	49	$ 0.250
$ 325.00	40	30 months	$ 325.00	40	$ 325.00
$ 325.00	1,055	30 months	$ 325.00	1,055	$ 325.00
$1,250.00	300	21 months	$1,250.00	300	$1,250.00
$1,719.00	647	13 months	$1,719.00	647	$1,719.00

	2,091		$ 881.43	2,091	$ 881.43

b) Non-Employee Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to the Company non-employee consultants. These options were granted in lieu of cash compensation for services performed.

	July 31, 2004
	Shares	Weighted Average Exercise Price

Outstanding, February 1, 2004	$ 166	$1,748.80
Granted	-	-
Exercised	-	-
Cancelled	(33)	-
Outstanding, July 31, 2004	$ 133	$1,250 .00

ARS NETWORKS, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
( UNAUDITED )

NOTE H - NON QUALIFIED STOCK COMPENSATION PLAN (Continued)

The following table summarizes information about warrants held by non-employee consultants which are outstanding at July 31, 2004, after giving effect to the reverse stock split:

Exercise Prices	Number Outstanding at July 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at July 31, 2004	Weighted Average Exercise Price

$1,250.00	133	24 months	$1,250.00	133	$1,250.00

The estimated value of the warrants granted to consultants during the three months ended July 31, 2004 was determined using the Black-Scholes option pricing model and the following assumptions: expected term of 2   years, a risk free interest rate of 1.11%, and a dividend yield of 0% and volatility of 137%. The amount of the expense charged to operations in connection with granting the warrants/options during the three months ended July 31, 2004 was $0.

NOTE I - SUBSEQUENT EVENT

Subsequent to the balance sheet, the Company has proposed to:

1.                    Amend our articles of incorporation to increase the number of our authorized shares of common stock to 10,000,000,000 shares to be effective November 15, 2004.

2.                    Amend our articles of incorporation to change our name from "ARS Networks, Incorporated" to "Green Mountain Capital Inc." to be effective November 15, 2004.

3.                    Amend our articles of incorporation to effect a reverse stock split of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to be effective November 15, 2004.

4.                    Approve the following ARS Networks, Incorporated Stock Plans:

                                         (a)                        Stock Plan for the Year 2004 No. 2, adopted by our directors effective May 3, 2004 with 390,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

                                         (b)                        Stock Plan for the Year 2004 No. 3, adopted by our directors effective June 9, 2004, with 700,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

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

We purchased Majestic Refilter on April 22, 2003.  In September 2004, we entered into a Memorandum of Understanding with a third party to jointly continue the development of the Refilter product More detailed discussion of this product and its benefits to us are noted below.

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

We believe that there is an urgent need worldwide for ARS Refilter.  We have identified and are proceeding with negotiations regarding a joint venture for the completion and marketing of the Refilter Product.  To this end, ARS has entered into a Memorandum of Understanding with a third party to jointly continue the development of the product and initial production thereof.

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

Employees

As of August 31, 2004, we employed 3 persons under consulting contracts and 4 under employment agreements.

First Quarter Costs and Changes in Financial Conditions

As of the date of this report, we have not recorded any revenues from operations.

Results of Operations

Six months ended July 31, 2004 versus six months ended July 31, 2003

Revenues.  ARS had revenues of $0 in the six months ended July 31, 2004 versus $40,000 in revenue for the six months ended July 31, 2003.  These revenues relate to license arrangements to market the ARS Crosslogix system in China.

Total Operating Expenses.  ARS' total operating expenses decreased from $1,793,739 for the six months ended July 31, 2003 to $1,512,694 for the six months ended July 31, 2004.  The decrease in operating expenses is principally due to employee compensation expenses related to the difference between the market value of the stock issued under the ESIP on the dates of issuance and the amount actually received by the Company and the impairment of goodwill that had been recorded in the period ended July 31, 2004.

Net Loss.  ARS had a net loss of $1,755,131 or $7.38 per share, in the six months ended July 31, 2003 compared to a net loss of $1,512,694, or $0.05 per share, in the comparable period for the six months ended July 31, 2004.

Three months ended July 31, 2004 versus three months ended July 31, 2003

Revenues.  ARS had revenues of $0 in the three months ended July 31, 2004 versus $10,000 in revenue for the three months ended July 31, 2003.  These revenues relate to license arrangements to market the ARS Crosslogix system in China.

Total Operating Expenses.  ARS' total operating expenses decreased from $1,737,338 for the three months ended July 31, 2003 to $1,105,192 for the three months ended July 31, 2004.  The increase in operating expenses is principally due to employee compensation expenses related to the difference between the market value of the stock issued under the ESIP on the dates of issuance and the amount actually received by the Company and the impairment of goodwill that had been recorded in the period ended July 31, 2004.

Net Loss.  ARS had a net loss of $1,728,038 or $4.33 per share, in the three months ended July 31, 2003 compared to a net loss of $1,105,192, or $0.02 per share, in the comparable period for the three months ended July 31, 2004.

As of  July 31, 2004, we had a working capital deficit of $ 624,016  As a result of our operating losses for the year ended January 31, 2004 we had a negative cash flow from operating activities of $563,944.  We met our cash requirements during this period through the sale of our common stock.

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

Recent Developments

At our annual shareholders' meeting on March 23, 2004, our shareholders approved two amendments to our capital structure: to increase the authorized common share capital to two billion shares from 500 million shares and also to authorize the board of directors to add additional share classes with the terms approved by the board.  We believe that these amendments will afford to us additional options to provide funding requirements.

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

On June 21, 2004, we filed an amendment to our certificate of incorporation with the Secretary of State of New Hampshire consolidating the outstanding common share capital at the ratio of 50 pre consolidation shares for 1 post consolidation share. The authorized capital of the Company was not affected.

In August 2004, we filed a schedule 14C in connection with an action that the holders of the majority of the votes of our stock intend to take on September 20, 2004 to effect the following corporate actions:

1.                    Amend our articles of incorporation to increase the number of our authorized shares of common stock to 10,000,000,000 shares to be effective November 15, 2004.

2.                    Amend our articles of incorporation to change our name from "ARS Networks, Incorporated" to "Green Mountain Capital Inc." to be effective November 15, 2004.

3.                    Amend our articles of incorporation to effect a reverse stock split of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to be effective November 15, 2004.

4.                    Approve the following ARS Networks, Incorporated Stock Plans:

                                         (a)                        Stock Plan for the Year 2004 No. 2, adopted by our directors effective May 3, 2004 with 390,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

                                         (b)                        Stock Plan for the Year 2004 No. 3, adopted by our directors effective June 9, 2004, with 700,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

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

None

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

In August 2004, ARS filed an information statement furnished to the holders of record at the close of business on August 13, 2004 the record date, of the outstanding common stock and preferred stock of ARS Networks, Incorporated, pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended, in connection with an action that the holders of the majority of the votes of our stock intend to take on September 13, 2004 to effect the following corporate actions:

1.                    Amend our articles of incorporation to increase the number of our authorized shares of common stock to 10,000,000,000 shares to be effective November 15, 2004.

2.                    Amend our articles of incorporation to change our name from "ARS Networks, Incorporated" to "Green Mountain Capital Inc." to be effective November 15, 2004.

3.                    Amend our articles of incorporation to effect a reverse stock split of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares to be effective November 15, 2004.

4.                    Approve the following ARS Networks, Incorporated Stock Plans:

                                         (a)                        Stock Plan for the Year 2004 No. 2, adopted by our directors effective May 3, 2004 with 390,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

                                         (b)                        Stock Plan for the Year 2004 No. 3, adopted by our directors effective June 9, 2004, with 700,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

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

Dated September 13_, 2004.

By  /s/  Sydney A. Harland
    Sydney A. Harland,
    President and Chief Executive Officer