Form 10QSB
period 2004-10-31
Green Mountain Capital Inc.
filed 2004-12-15
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 2004


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER: 001-14883


        GREEN MOUNTAIN CAPITAL INC. (FORMERLY ARS NETWORKS, INCORPORATED)
--------------------------------------------------------------------------------
               (Exact name of Company as specified in its charter)


              New Hampshire                             14-1805077
--------------------------------------------------------------------------------
(State or jurisdiction of incorporation)    (I.R.S. Employer or organization
                                                    Identification No.)



                  1207 Delaware Avenue, Buffalo, New York 14209
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)


                   Company's telephone number: (716) 332-6143


        Securities registered pursuant to Section 12(b) of the Act: None


 Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                             $0.0001 Par Value


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 155,754,942 shares of its common stock outstanding as of December 9, 2004.

                           GREEN MOUNTAIN CAPITAL INC.


                     Quarterly Report on Form 10-QSB for the
                    Quarterly period ending October 31, 2004.


                                TABLE OF CONTENTS





Part I - Financial Information

Item 1.  Financial Statements (Un-audited)

Condensed Consolidated Balance Sheets at October 31, 2004 and January 31, 2004

Condensed Consolidated Statement of Losses for the nine months ended October 31, 2004 and October 31, 2003

Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2004 and 2003

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

Item 5.  Other Information

Item 6.  Exhibits and Reports On Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                           GREEN MOUNTAIN CAPITAL INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                  PAGE NO
                                                                                                  -------
Condensed Consolidated Balance Sheets at October 31, 2004 and January 31, 2004                      F-2

Condensed Consolidated Statement of Losses For The Three and Nine Months Ended October 31,          F-3
2004 and 2003

Condensed Consolidated Statement of Cash Flows For The Nine Months Ended October 31, 2004
and 2003                                                                                         F-4 - F-5

Notes to Condensed Consolidated Financial Statements                                             F-6 - F12

                           GREEN MOUNTAIN CAPITAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  October 31, 2004      January 31, 2004
                                                                                  ----------------      ----------------
                                                                                    (Unaudited)
ASSETS

Current Assets:
Cash                                                                                $         --          $     94,728
Other current assets                                                                       5,000                 5,000
                                                                                    ------------          ------------
Total current assets                                                                       5,000                99,728

Investment in joint venture (net of valuation reserve of
$6,000 and $0, at October 31, 2004 and January 31, 2004,
respectively                                                                             616,000                    --
Other Assets                                                                                 646                   646
                                                                                    ------------          ------------

                                                                                    $    621,646          $    100,374
                                                                                    ============          ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available balance                                       $      4,332          $         --
Accounts payable                                                                          65,500               137,600
Accrued management compensation                                                          592,150               622,200
                                                                                    ------------          ------------
Total Current Liabilities                                                                661,982               759,800

(DEFICIENCY) IN STOCKHOLDERS' EQUITY: Preferred stock, Series A, par value,
$0.0001 per share; authorized 20,000,000 shares; 2,500,000 issued and outstanding at October 31, 2004 and January 31, 2004,
respectively                                                                                 250                   250
Preferred stock, Series B, par value, $0.0001 per share;
authorized 5,000,000 shares; 1,000,000 and 0 shares
issued and outstanding at October 31, 2004 and January
31, 2004, respectively                                                                       100                    --
Common stock, par value, $0.0001 per share, authorized
10,000,000,000 shares; 23,754,942 and 4,443 shares
issued and outstanding at October 31, 2004 and January
31, 2004, respectively                                                                     2,376                    22

Additional paid in capital                                                            12,293,064             7,828,368

Subscription receivable                                                                     (381)              (17,534)
Accumulated deficit                                                                  (12,335,745)           (8,470,532)
                                                                                    ------------          ------------
Total (Deficiency) in Stockholders' Equity                                               (40,336)             (659,426)

Total Liabilities and (Deficiency) in stockholders' equity                          $    621,646          $    100,374
                                                                                    ============          ============

        (See accompanying notes to the un-audited condensed consolidated financial statements)

                           GREEN MOUNTAIN CAPITAL INC.
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                          For the Three Months Ended October 31,   For The Nine Months Ended October 31,
                                          --------------------------------------   -------------------------------------

                                                 2004                 2003                 2004                 2003
                                             -----------          -----------          -----------          -----------
Revenues                                     $        --          $    10,000          $        --          $    40,000

Operating Expenses:
General and administrative expenses            2,348,519              345,767            3,861,213              940,856

Impairment of goodwill                                --                   --                   --            1,198,650
                                             -----------          -----------          -----------          -----------
Total Operating Expenses                       2,348,519              345,767            3,861,213            2,139,506

Loss from Operations                          (2,348,519)            (335,767)          (3,861,213)          (2,099,506)

Other income                                          --                   --                   --                   --
Share of loss in joint venture                    (4,000)                  --               (4,000)                  --
Interest (expenses)                                   --                 (150)                  --               (1,550)

Provision for income taxes                            --                   --                   --                   --

Net loss                                     $(2,352,519)         $  (335,917)         $(3,865,213)         $(2,101,056)
                                             ===========          ===========          ===========          ===========

Loss per common share (basic and
assuming dilution), as restated for
reverse stock split                          $     (0.60)         $   (841.90)         $     (2.68)         $ (8,827.97)
Weighted average shares outstanding
(Basic and Diluted), as restated for
reverse stock split                            3,946,218                  399            1,444,957                  238



        (See accompanying notes to the un-audited condensed consolidated financial statements)

                           GREEN MOUNTAIN CAPITAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  For the Nine Months Ended October 31,
                                                                                       2004                 2003
                                                                                    -----------          -----------

Cash Flows From Operating Activities:
Net Loss                                                                            $(3,865,213)         $(2,101,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill                                                                       --            1,198,650
Professional fees settled in stock                                                       39,250              639,200
Compensation settled in stock                                                         3,143,800               30,000
Valuation allowance against investment                                                    6,000                   --
Share of loss in joint venture                                                            4,000                   --

Changes in Assets and Liabilities:
Decrease in receivable                                                                       --               29,610
Increase in  cash disbursed in excess of available balance                                4,332                   --
(Decrease) in accounts payable
and accrued expenses                                                                   (102,150)            (103,499)
                                                                                    -----------          -----------
Net Cash Used in Operating Activities                                                  (769,981)            (307,095)
                                                                                    -----------          -----------

Cash Flows From Investing Activities:
Payments for investments                                                               (626,000)                  --
                                                                                    -----------          -----------
Cash Used in Investing Activities                                                      (626,000)                  --
                                                                                    -----------          -----------

Cash Flows From Financing Activities:
Proceeds from sale of common stock, net                                               1,301,253              398,421
Payments for advances - related parties                                                      --              (78,752)
                                                                                    -----------          -----------
Cash Provided by Financing Activities                                                 1,301,253              319,669
                                                                                    -----------          -----------

Net (Decrease) Increase In Cash                                                         (94,728)              12,574
Cash, beginning of the period                                                            94,728                5,612
                                                                                    -----------          -----------
Cash, end of the period                                                             $        --          $    18,186
                                                                                    -----------          -----------

Supplemental Information:
Cash paid during the period for interest                                            $        --          $        --
                                                                                    -----------          -----------
Cash paid during the period for taxes                                               $        --          $        --
                                                                                    -----------          -----------


        (See accompanying notes to the un-audited condensed consolidated financial statements)

                           GREEN MOUNTAIN CAPITAL INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the Nine Months Ended October 31,
                                                             2004                2003
                                                         -----------         -----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Non Cash Investing and Financing Activities:

Acquisition of Majestic Re-filter
Assets acquired                                          $        --         $    25,000
Goodwill                                                          --             179,000
Common stock issued for acquisition                      $        --         $   204,000

Acquisition of HMM capital Holdings
Assets acquired                                          $        --         $       900
Liabilities acquired                                              --                (550)
Goodwill                                                          --           1,019,650
Common stock issued for acquisition                      $        --         $ 1,020,000

Impairment of goodwill                                   $        --         $ 1,198,650

Common stock issued for services                         $    39,250         $   639,200
Compensation settled in common stock                     $ 3,143,800         $    30,000


        (See accompanying notes to the un-audited condensed consolidated financial statements)

                           GREEN MOUNTAIN CAPITAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine months period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended January 31, 2005. The un-audited consolidated financial statements should be read in conjunction with the consolidated January 31, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Reclassification

Certain reclassifications have been made to conform to prior period's data to the current presentation. These reclassifications had no effect on reported losses.


BUSINESS AND BASIS OF PREPARATION

Green Mountain Capital Inc. ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems. To date the company has incurred losses of $12,335,745

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed $626,000 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions. (see Note
C)

In June 2004, the Board of Directors approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each fifty
(50) pre consolidation shares held by each shareholder. The Board of Directors was granted the authority to do so at the Company's Annual Meeting held March 23, 2004. The reverse split was effective on June 21, 2004.

                           GREEN MOUNTAIN CAPITAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In August 2004, the consenting shareholders or ARS Networks approved resolutions to change the company's name to Green Mountain Capital Inc, to Increase the number of authorized common shares to 10,000,000,000 shares and also approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each one thousand (1, 000) pre consolidation shares held by each shareholder. The resolutions were effective September 24, 2004. As a result, the Company's stock symbol changed to GMCI. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:


                                                                 For the Nine Months Ended October 31,
                                                                        2004                   2003
                                                                   -----------          -------------
Net loss - as reported                                             $(3,865,213)         $  (2,101,056)

Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                                               --                     --
Deduct: Total stock based employee
compensation expense as reported under fair
value based method (SFAS No. 123)                                           --                     --
                                                                   -----------          -------------
Net loss - Pro Forma                                               $(3,865,213)         $  (2,101,056)

Net loss attributable to common stockholders - Pro forma           $(3,865,213)         $  (2,101,056)
Basic (and assuming dilution) loss per share - as reported
(after reverse split)                                              $     (2.68)         $   (8,827.97)
Basic (and assuming dilution) loss per share - Pro forma
(after reverse split)                                              $     (2.68)         $   (8,827.97)

                           GREEN MOUNTAIN CAPITAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                  ( UNAUDITED )


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

The following is the summary of acquisition related transactions:


                           Majestic                     HMM               Total
                           --------                     ---               -----
 Assets                    $ 25,000         $           900           $  25,900

 Liabilities                      -                     550                 550

 Net                         25,000                     350              25,350

 Consideration paid         204,000               1,020,000           1,224,000

 Goodwill                 $ 179,000             $ 1,019,650         $ 1,198,650


NOTE C - INVESTMENTS

In February 2004, the Company established Vermont Motors Inc., (VMC) a wholly owned subsidiary of the Company, formed under the laws of the State of Vermont for the purpose of selling and servicing new and used motor vehicles. Separately, VMC together with the Company's Chief Executive Officer, formed a Limited Liability Company formed under the laws of the State of Vermont. The Limited Liability Company operating agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price equal to $25,000 for each percentage interest. The Company's Chief Executive Officer is the Limited Liability Company's Managing Member and owns the remaining sixty percent (60%) membership interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by $25,000. As of October 31, 2004, VMC has contributed $626,000 towards the capitalization of the Limited Liability Company. The Company records transactions relating to its investment in the Limited Liability Company based on equity method.

                           GREEN MOUNTAIN CAPITAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                  ( UNAUDITED )

NOTE C - INVESTMENTS (CONTINUED)

At October 31, 2004, the summarized un-audited balance sheet of the Limited Liability Company was as follows:

Assets:

Cash                                          $616,000
Liabilities                                          -
Members' Capital                              $616,000
                                              ========

For the nine months ended October 31, 2004, the summarized un-audited statement of income (losses) of the Limited Liability Company was as follows:


Revenue                                    $         -
                                           -----------

Expenses                                   $    10,000
                                           -----------

For the nine months ended October 31, 2004, the Company has recorded following transactions with respect to investment in Limited Liability Company:


Equity in the loss                             $ 4,000
                                               -------

Valuation allowance                            $ 6,000
                                               -------

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

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company's goodwill asset was with regard to the acquisitions of Majestic Refilter and HMM Capital Holdings Inc. of $179,000 and $1,019,650, respectively. The test that was completed in the second quarter ended on July 31, 2003 indicated that the recorded book value of reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

      o     Significant operating losses during the six months ended July 31,
            2003

      o     Unanticipated decline in revenues and profitability

      o     Loss of key personnel

                           GREEN MOUNTAIN CAPITAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE D - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

As a result of these events and circumstances, Company management believes that more likely than not the fair value of the reporting unit's goodwill has been reduced below its carrying value. As a result, management performed an evaluation of the reporting unit's tangible and intangible assets for purposes of determining the implied fair value of goodwill at July 31, 2003. Upon completion of the assessment, management recorded a non-cash impairment charge of $(1,198,650), net of tax, or $(3004.14) per share during the quarter ended July 31, 2003, to reduce the carrying value of goodwill in this reporting unit to its estimated value of $0.

Considerable management judgment is necessary to estimate fair value. Accordingly, actual results could vary significantly from managements' estimates.

NOTE E - COMMON STOCK

In March 2004, the Company amended its articles of incorporation to increase the common stock it is authorized to issue from 500,000,000 shares, par value $0.0001 to 2,000,000,000 shares, par value $0.0001 per share.

In February 2004, the Company issued an aggregate of 20,000 shares (20 shares after reverse split) of Common Stock at $0.225 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In March 2004, the Company issued an aggregate of 20,000 shares (20 shares after reverse split) of Common Stock at $0.1 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In May 2004, the Company issued an aggregate of 60,000 shares (60 shares after reverse split) of Common Stock at $0.045 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In June 2004, the Company issued an aggregate of 1,750,000 shares (1,750 shares after reverse split) of Common Stock at $0.007 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In July 2004, the Company issued an aggregate of 23,000,000 shares (23,000 shares after reverse split) of Common Stock at $0.0007 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In August 2004, the Company issued an aggregate of 4,000,000 shares (4,000 shares after reverse split) of Common Stock at $0.0004 per share to consultants for services. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

During the nine months ended October 31, 2004, the Company issued an aggregate of 23,721,500 (after giving effect to the reverse split) shares of Common Stock to the employees under Employee Stock Compensation Plan in exchange for $1,301,250 of cash and $334 of subscription receivable. The Company has recorded $1,143,900 as employee compensation expenses for the nine months ended October 31, 2004 towards the difference between the market value of the stock on the dates of issuance and the amount actually received by the COMPANY. F-10

                           GREEN MOUNTAIN CAPITAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE E - COMMON STOCK (CONTINUED)

In June 2004, the Board of Directors approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each fifty
(50) pre consolidation shares held by each shareholder. The reverse split was effective on June 21, 2004. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

In August 2004, the consenting shareholders or ARS Networks approved resolutions to change the company's name to Green Mountain Capital Inc, to increase the number of authorized common shares to 10,000,000,000 shares and also approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each one thousand (1, 000) pre consolidation shares held by each shareholder. The resolutions were effective September 24, 2004. The company filed Articles of Amendment related to the above noted items.

NOTE F - PREFERRED STOCK

On September 30, 2004, the Company filed Articles of Amendment creating two classes of preferred shares: Preferred Series A and Preferred Series B. The Preferred Series A, 20 million shares authorized par value $0.0001, is a re-designation of preferred shares previously outstanding with voting rights of 200:1 and are not convertible into common stock. The preferred Series B shares are a new class of shares with 5 million shares authorized, par value $0.0001 with voting and conversion rights of 200:1 relative to common shares. Of the authorized shares, 1 million were issued on September 30, 2004 to Mr. Sydney Harland, Chairman, President and CEO of the Company for services rendered. The Company has recorded $2,000,000 as employee compensation expenses for the nine months ended October 31, 2004 for the market value of the common stock (at the rate of conversion) on the dates of issuance.

NOTE G - REVENUE FROM LICENSE AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the ARS Automated Railway Crossing in China. For the nine months ended October 31, 2004 and 2003, the Company earned revenue as per the terms of agreement of $0 and $40,000, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

During the nine months ended October 31, 2004, the Company advanced $626,000 to Vermont Motor Inc. a wholly owned subsidiary for investment in a Limited Liability Company formed under the laws of the State of Vermont.

                           GREEN MOUNTAIN CAPITAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2004
                                   (UNAUDITED)


NOTE I - NON QUALIFIED STOCK COMPENSATION PLAN

In January 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 1 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 1 for 2004. In March 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In June 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 3 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 3 for 2004. In September 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 4 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 4 for 2004. The purpose of the ESIP is to provide stock incentive to employees of the company. Under the ESIP plan, employees are entitled to purchase shares for no less than 85% of the market price of the company's common stock. Shares issued under the plan are approved by the company's Board of Directors.


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

We have a limited operating history. Our key corporate objectives and strategies for 2004 are:

      o To raise investment capital to make equity investments in operating companies to generate ongoing revenues for us;

      o To continue development of the Crosslogix and Refilter products so that these products can be brought to market.

      o To seek strategic partners with regard to these products to ensure adequate financing, development, production and sales for our products.

On September 24, 2004, we changed our name to Green Mountain Capital Inc..

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

The ARS Refilter has been issued a patent for the vehicle exhaust filtration system and method. Our intention is to execute the initial development and license our patented refilter technology.

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

Our Crosslogix(TM) system is a modular communications system that monitors train movements and provides security and warning systems for trains at highway grade crossings. Communications and crossing systems currently in use are outdated, functionality is minimal and costs are high for initial installation and ongoing maintenance. In effect, they are dead assets. Our solution offers the potential for these dead assets to become revenue generators.

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

A patent (US6,584,768 B1) was been granted in July 2003for the vehicle exhaust filtration system and method. As part of the acquisition of Refilter in April, we acquired the intellectual property.

EMPLOYEES

As of August 31, 2004, we employed 3 persons under consulting contracts and 4 under employment agreements.

FIRST QUARTER COSTS AND CHANGES IN FINANCIAL CONDITIONS

As of the date of this report, we have not recorded any revenues from operations.

RESULTS OF OPERATIONS

Nine months ended October 31, 2004 versus nine months ended October 31, 2003

Revenues. GMCI had revenues of $0 in the nine months ended October 31, 2004 versus $40,000 in revenue for the nine months ended October 31, 2003. These revenues relate to license arrangements to market the ARS Crosslogix system in China.

Total Operating Expenses. GMCI's total operating expenses increased from $2,099,506 for the nine months ended October 31, 2003 to $3,861,213 for the nine months ended October 31, 2004. The increase in operating expenses is principally due to employee compensation expenses related to the difference between the market value of the stock issued under the ESIP on the dates of issuance and the amount actually received by the Company, the valuation of the grant of preferred shares to the President and the impairment of goodwill that had been recorded in the period ended October 31, 2004.

Net Loss. GMCI had a net loss of $2,101,056 or $8,827.97 per share, in the nine months ended October 31, 2003 compared to a net loss of $3,865,213, or $2.68 per share, in the comparable period for the nine months ended October 31, 2004.

Three months ended October 31, 2004 versus three months ended October 31, 2003

Revenues. GMCI had revenues of $0 in the three months ended October 31, 2004 versus $10,000 in revenue for the three months ended October 31, 2003. These revenues relate to license arrangements to market the GMCI Crosslogix system in China.

Total Operating Expenses. GMCI's total operating expenses increased from $345,767 for the three months ended October 31, 2003 to $2,348,519 for the three months ended October 31, 2004. The increase in operating expenses is principally due to employee compensation expenses related to the difference between the market value of the stock issued under the ESIP, the valuation of the grant of preferred shares to the President on the dates of issuance and the amount actually received by the Company.

Net Loss. GMCI had a net loss of $335,917 or $841.90 per share, in the three months ended October 31, 2003 compared to a net loss of $2,352,519, or $0.60 per share, in the comparable period for the three months ended October 31, 2004.

As of October 31, 2004, we had a working capital deficit of $ 624,016 As a result of our operating losses for the period, we had a negative cash flow from operating activities of $769,981. We met our cash requirements during this period through the sale of our common stock.

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

On March 26, 2004 we filed an amendment to our certificate of incorporation with the Secretary of State of New Hampshire increasing the number of shares of our authorized common stock from 500,000,000 to 2,000,000,000 shares, and granting our board of directors authority to determine, in whole or in part, the preferences, limitations, and relative rights, within the limits set forth in New Hampshire Revised Statutes Annotated, Section 293-A:6.01, of:

      o     Any class of shares before the issuance of any shares of that class;
            or

      o One or more series within a class before the issuance of any shares of that series.

On June 21, 2004, we filed an amendment to our certificate of incorporation with the Secretary of State of New Hampshire consolidating the outstanding common share capital at the ratio of 50 pre consolidation shares for 1 post consolidation share. The authorized capital of the Company was not affected.

Effective September 24, 2004, we filed an amendment to our certificate of incorporation with the Secretary of State of New Hampshire to effect the following:


      1. Amend our articles of incorporation to increase the number of our authorized shares of common stock to 10,000,000,000 shares.


      2. Amend our articles of incorporation to change our name from "ARS Networks, Incorporated" to "Green Mountain Capital Inc.". and


      3. Amendment to our articles of incorporation to implement a reverse split of our common stock on the basis of one post-consolidation share for each one thousand pre-consolidation shares.

On November 1, 2004, the Company filed Articles of Amendment creating two classes of preferred shares: Preferred Series A and Preferred Series B. The Preferred Series A is a redesignation of preferred shares previously outstanding with voting rights of 200:1. The preferred Series B shares are a new class of shares with 5 million shares authorized, par value $0.0001 with voting and conversion rights of 200:1 relative to common shares. Of the authorized shares, 1 million were issued on September 30, 2004 to Mr. Sydney Harland, Chairman, President and CEO of the Company for services rendered.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

      Please see "Recent Developments," above, for information regarding our Series A and Series B Prefered Stock and the reverse stock split..

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On September 22, 2004 the holders of the majority of the votes of our stock voted in favor of the resolutions approving the following corporate actions:

      1. Amendment to our articles of incorporation to increase the number of our authorized shares of common stock to 10,000,000,000 shares;

      2. Amendment to our articles of incorporation to change our name from "ARS Networks, Incorporated" to "Green Mountain Capital Inc;

      3. Amendment to our articles of incorporation to effect a reverse stock split of our common stock on the basis of one post-consolidation share for each 1,000 pre-consolidation shares ; and

      4. Approval of the following ARS Networks, Incorporated Stock Plans:

         (a) Stock Plan for the Year 2004 No. 2, adopted by our directors effective May 3, 2004 with 390,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan;

         (b) Stock Plan for the Year 2004 No. 3, adopted by our directors effective June 9, 2004, with 700,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan.

The amendments to our articles of incorporation became effective on September 24, 2004.

The number of shares which voted in favor of each of the above proposals was 500,069,297 shares of common stock, which number exceeded the majority of the issued and outstanding shares of the common stock.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.


EXHIBIT NO.   IDENTIFICATION OF EXHIBIT
-----------   -------------------------

3.1**         Articles of Incorporation

3.2**         Articles of Amendment to the Articles of Incorporation.

3.3**         Bylaws.

31.1* Certification of Sydney A. Harland, Chief Executive Officer of Green Mountain Capital Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification of Mark Miziolek, Chief Financial Officer of Green Mountain Capital Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Sydney A. Harland, Chief Executive Officer of Green Mountain Capital Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification of Mark Miziolek, Chief Financial Officer of Green Mountain Capital Inc., pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

----------
*  Filed herewith.

** Previously Filed.


(b) Reports on Form 8-K.

    None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Green Mountain Capital Inc.


Dated December 14, 2004.

                                      By  /s/  Sydney A. Harland
                                          ------------------------------------
                                          Sydney A. Harland,
                                          President and Chief Executive Officer