Form 10KSB
period 2005-01-31
Green Mountain Capital Inc.
filed 2005-05-05
CIK 1081856

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              ____________________________________________________

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2005.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NO.  001-14883

                          GREEN MOUNTAIN CAPITAL, INC.
               (Exact name of issuer as specified in its charter)

            NEW HAMPSHIRE                              14-1805077
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

     1207 DELAWARE AVENUE, SUITE 410
          BUFFALO, NEW YORK                               14209
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (716) 332-7150

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, PAR
                                                                VALUE $0.001 PER
                                                                    SHARE
                                                                (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of April 29, 2005: $$89,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 29, 2005: 899,754,942 shares of common stock.

     Documents  incorporated  by  reference:  None.

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                              TABLE OF CONTENTS

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . .   13
Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . . . . . .   14
Item 6.   Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . .   16
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
Item 8.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure. . . . .   23
Item 8A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
Item 8B   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
          the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
          Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31
Item 12.  Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . . . .   34
Item 13.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   34
Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . . . . . . . . . . . . . .   35

                                     PART I

ITEM 1.     BUSINESS.

COMPANY  OVERVIEW

     We were originally organized in 1998 to design and develop advanced railway communications and data management systems. As such, we have a limited operating history.

     Effective September 30, 2004 we changed our name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc."

RECENT  CHANGES  IN  OUR  CAPITAL  STRUCTURE

     Effective March 26, 2003, we implemented a reverse split of our common stock on the basis of one post-split share for every 50 pre-split shares.

     Effective June 21, 2004, we implemented a reverse split of our common stock on the basis of one post-split share for every 50 pre-split shares.

     Effective September 24, 2004, we implemented a reverse split of our common stock on the basis of one post-split share for every 1,000 pre-split shares.

     Effective September 30, 2004, we increased the number of our authorized common shares to 10,000,000,000 and our preferred shares to 25,000,000.

     Effective October 1, 2004, we filed an Amendment to its Articles of Incorporation with the Secretary of State of New Hampshire designating Series A and B preferred stock.

BUSINESS

       We were in the business of developing technology, our approach was to bring our Crosslogix and Refilter technology to market through, licensing relationships and joint venture programs, depending on the opportunity that made the most sense to complete and market our technology.

     We were in discussions with a major engineering company that presented a proposal to complete Crosslogix. The cost was estimated that $600,000 for product completion and installation of two market ready systems on a class I rail mainline. Six to nine months of time would be required to complete the project. This would be the first stage of an arrangement that would have the company complete Crosslogix's business plan and market the system through licensing relationships to the US railway industry. To date we have not been able to come to an agreement to advance the project in a mutually beneficial way.

     In the case of the Re-Filter technology the diesel engine manufactures have introduced many changes in new diesel engine technology to meet EPA and other international environmental agency requirements. While there is an ongoing opportunity in the replacement market our resources are such that it is not practical to pursue these opportunities.

     Therefore, we have elected to terminate these activities and concentrate on formulating a new business plan focusing our efforts on identifying and closing planned acquisitions, building our company through steady calculated growth. To that end we are reviewing investment options but have not entered into any agreements beyond the review at this stage. As of the date of this report, we have not entered into any definitive agreements.

A brief discussion of our previous discontinued activities is in order.

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

     The Refilter Exhaust Filter System incorporates a removable filter/converter system that is designed for cleaning when needed. This system does not require special fuel formulations and will work with current engine management systems thus allowing for an estimated 90 percent reduction in emissions and therefore meeting the upcoming standards. The Refilter Exhaust Filter System will reduce particle emissions from combustion engines and has applications in transportation, mining and construction as well as other industries

CURRENT BUSINESS PLAN

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

REVERSE  STOCK  SPLITS

     During the twelve months ended January 31, 2004, we implemented a reverse stock split on the basis of one post-split share for every 50 pre-split shares. During the twelve months ended January 31, 2005, we implemented two reverse stock splits as follows: one split on the basis of one post-split share for every 50 pre-split shares and one split on the basis of one post-split share for every 1,000 pre-split shares.

     All share and per share amounts presented in our financial statements which are part of this Annual Report on Form 10-KSB have been restated retroactively to reflect the reverse splits. However, all share and per share amounts have not been restated retroactively to reflect the reverse splits in the narrative portion of this Annual Report on Form 10-KSB. Consequently, the retroactive restatement may cause some apparent inconsistencies between the narrative portion of this Annual Report on Form 10-KSB and our other filings with the Securities and Exchange Commission on one hand, and the financial statements and accompanying notes forming part of this Annual Report on Form 10-KSB on the other hand.

KEY  PERSONNEL

     Our future financial success depends to a large degree upon the efforts of Mr. Sydney A. Harland, our chief executive officer. Mr. Harland has played a major role in developing and executing our business strategy. The loss of Mr. Harland could have an adverse effect on our business and our chances for profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected. We do not maintain key man life insurance on the life of Mr. Harland.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

     Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues and may vary from our projections. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

     We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

CORPORATE OFFICES

     Our executive office is located at 1207 Delaware Avenue, Suite 410 Buffalo, New York 14209. The telephone number to call for information is (716) 332-7150.

RECENT EVENTS

     On April 7, 2005, a majority of our stockholders voted to approve a change in our state of incorporation from New Hampshire to Nevada by means of a merger permitted under the corporate statutes of both states. The merger and change in domicile will become effective upon the filing of the Articles of Merger with the Secretaries of State of New Hampshire and Nevada. As of the date of this Annual Report, the Articles of Merger have not yet been filed with the Secretaries of State of New Hampshire and Nevada; as a result, the merger and the resulting change in domicile have not yet become effective.

     The merger will be between Green Mountain Capital Inc., a New Hampshire corporation ("Green Mountain New Hampshire"), and Green Mountain Capital Inc., a Nevada corporation, organized by us for the specific purpose of the change of domicile ("Green Mountain Nevada"). The merger will be consummated pursuant to a Plan of Merger. The Plan of Merger provides that Green Mountain New Hampshire will merge with and into Green Mountain Nevada. Following the merger, Green Mountain Nevada will be the surviving entity. The details of the merger and the accompanying change in our domicile are contained in our information statement, dated March 18, 2005.

     We will promptly file a Current Report on a Form 8-K with the Commission to report the merger and the change in our domicile upon the effectiveness of these corporate actions.

EMPLOYEES

     We have one full-time employee and no part-time employees as of March 31, 2005. As we grow, we will need to attract an unknown number of additional qualified employees. Although we have experienced no work stoppages and believe our relationships with our employees are good, we could be unsuccessful in attracting and retaining the persons needed. None of our employees are currently represented by a labor union. We expect to have a ready source of available labor to support our growth.

RISK  FACTORS

NEED  FOR  ONGOING  FINANCING.

     We will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

     There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our services and products. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

     Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

     If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

BUSINESS  CONCENTRATION.

     While we consider our relationships with our customers to be satisfactory, given the concentration of our sales to a few key customers, our continued relationships may be subject to the policies and practices of the customers. We continue to concentrate our efforts on expanding our customer base in order to reduce our reliance on our current customers.

INFLATION.

     In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS,  RISKS  AND  UNCERTAINTIES.

     We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

CAUTIONARY  FACTORS  THAT  MAY  AFFECT  FUTURE  RESULTS.

     We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

POTENTIAL  FLUCTUATIONS  IN  QUARTERLY  OPERATING  RESULTS.

     Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including the demand for our services, seasonal trends in purchasing, the amount and timing of capital expenditures; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to our industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, occurrences such as accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

LACK  OF  INDEPENDENT  DIRECTORS.

     We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between us and our stockholders generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS.

     Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

MANAGEMENT  OF  POTENTIAL  GROWTH.

     We may experience rapid growth which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

WE  PAY  NO  DIVIDENDS.

     We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     We believe that we do not have any material exposure to interest or commodity risks. Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in U.S. dollars. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

     We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

RISKS  RELATING  TO  OUR  BUSINESS

WE  ARE NOT LIKELY TO SUCCEED UNLESS WE CAN OVERCOME THE MANY OBSTACLES WE FACE.

     As an investor, you should be aware of the difficulties, delays and expenses we encounter, many of which are beyond our control, including unanticipated market trends, employment costs, and administrative expenses. We cannot assure our investors that our proposed business plans as described in this report will materialize or prove successful, or that we will ever be able to finalize development of our products or services or operate profitably. If we cannot operate profitably, you could lose your entire investment. As a result of the nature of our business, initially we expect to sustain substantial operating expenses without generating significant revenues.

OUR AUDITORS HAVE STATED WE MAY NOT BE ABLE TO STAY IN BUSINESS.

     Our auditors have issued a going concern opinion, which means that there is doubt that we can continue as an ongoing business for the next 12 months.
Unless we can raise additional capital, we may not be able to achieve our objectives and may have to suspend or cease operations. See "Management's
Discussion  and  Analysis  of  Financial  Condition  and Results of Operations."

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our service lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of our management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully acquire, and/or integrate acquired businesses into our operations.

RISKS  RELATING  TO  OUR  STOCK

WE MAY NEED TO RAISE ADDITIONAL CAPITAL. IF WE ARE UNABLE TO RAISE NECESSARY ADDITIONAL CAPITAL, OUR BUSINESS MAY FAIL OR OUR OPERATING RESULTS AND OUR STOCK PRICE MAY BE MATERIALLY ADVERSELY AFFECTED.

     Due to the lack of revenue and expenses, we need to secure adequate funding. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and services and our business will most likely fail. We do not have commitments for additional financing. To secure additional financing, we may need to borrow money or sell more securities, which may reduce the value of our outstanding securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

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

     Because of the limited trading market for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. During 2003 and 2004, our common stock was sold and purchased at prices that ranged from a high of $37,500 to a low of $0.0003 per share. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity because the price for our common stock may suffer greater declines due to its price volatility.


     The price of our common stock that will prevail in the market after this offering may be higher or lower than the price you pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

-    Variations  in  our  quarterly  operating  results;

-    The  development  of  a  market  in  general for our products and services;

-    Changes  in  market  valuations  of  similar  companies;

- Announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

-    Loss  of  a major customer or failure to complete significant transactions;

-    Additions  or  departures  of  key  personnel;  and

-    Fluctuations  in  stock  market  price  and  volume.

     Additionally, in recent years the stock market in general, and the OTC Bulletin Board and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

     Over the past few months, there have been periods of significant increases in trading volume of our common stock during which the price of our stock has both increased and decreased. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this report does not necessarily portend what the trading price of our common stock might be in the future.

     In the past, class action litigation has often been brought against companies following periods of volatility in the market price of the common stock of those companies. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

OUR DIRECTORS HAVE THE RIGHT TO AUTHORIZE THE ISSUANCE OF PREFERRED STOCK AND ADDITIONAL SHARES OF OUR COMMON STOCK.

     Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. On March 2, 2005, we issued 3,000,000 shares of our Series C preferred stock to Mr. Sydney A. Harland, our officer and director. We have no intention of issuing any additional shares of preferred stock at the present time. Any issuance of preferred stock could adversely affect the rights of holders of our common stock.

     Should we issue additional shares of our common stock at a later time, each investor's ownership interest in Green Mountain Capital, Inc. would be proportionally reduced. No investor will have any preemptive right to acquire additional shares of our common stock, or any of our other securities.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

     Companies trading on the OTC Bulletin Board, such as Green Mountain Capital, Inc., must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Inasmuch as that the current bid and ask price of common stock is less than $5.00 per share, our shares are classified as "penny stock" under the rules of the SEC. For any transaction involving a penny stock, unless exempt, the rules require:

- That a broker or dealer approve a person's account for transactions in penny stocks; and

- The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

- Obtain financial information and investment experience objectives of the person; and

- Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

- Sets forth the basis on which the broker or dealer made the suitability determination; and

- That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

ITEM 2.     DESCRIPTION OF PROPERTY.

     We lease office space on a month to month basis at 1207 Delaware Avenue, Suite 410 Buffalo, New York 14209. Monthly combined lease payments are $150.

ITEM 3.     LEGAL PROCEEDINGS.

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until April 10, 2000, our common stock was quoted on the OTC Bulletin Board under the symbol "ARWA.OB." On April 10, 2000, our symbol changed from "ARWA.OB" to "ARSN.OB." On March 26, 2003, our symbol changed from "ARSN.OB" to "ARSW.OB" in connection with a one for 50 reverse split of our common stock. On June 21, 2004, our symbol changed from "ARSW.OB" to "ARSK.OB" in connection with a one for 50 reverse split of our common stock. On September 24, 2004, our symbol changed from "ARSK.OB" to "GMCI.OB" in connection with the change in our name and a one for 1,000 reverse split of our common stock. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                         CALENDAR YEAR 2003   HIGH      LOW
                         First Quarter       $37,500  $ 7,500
                         Second Quarter      $27,500  $   700
                         Third Quarter       $ 1,350  $   225
                         Fourth Quarter      $   750  $   205

                         CALENDAR YEAR 2004  HIGH     LOW
                         First Quarter       $   180  $   100
                         Second Quarter      $   110  $  5.10
                         Third Quarter       $  6.50  $ 0.008
                         Fourth Quarter      $ 0.012  $0.0003

     As of April 28, 2005, we had 899,754,942 shares of our common stock outstanding. Our shares of common stock are held by approximately 115 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

     With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act"), and Regulation D promulgated thereunder.

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

     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

               SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                    (a)              (b)             (c)               (d)
               --------------  ---------------  --------------  -----------------
                                                                     Maximum
                                                 Total number      number (or
                                                of shares (or      approximate
                                                    units)      dollar value) of
                                                 purchased as      shares (or
                                                   part of       units) that may
                Total number                       publicly          yet be
               of shares (or    Average price     announced         purchased
                   units)         paid per         plans or      under the plans
Period           purchased     share (or unit)     programs        or programs
-------------  --------------  ---------------  --------------  -----------------

October 2004              -0-              -0-             -0-                -0-
November 2004             -0-              -0-             -0-                -0-
December 2004             -0-              -0-             -0-                -0-
               --------------  ---------------  --------------  -----------------
Total . . . .             -0-              -0-             -0-                -0-
               ==============  ===============  ==============  =================

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING  INFORMATION

     Much of the discussion in this Item is "forward looking" as that term is used in Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

     There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

     Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date
hereof.  Changes  may  occur  after  that  date.   We  will  not  update  that
information except as required by law in the normal course of its public disclosure practices.

MANAGEMENT'S  PLAN  OF  OPERATIONS

     Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

     We intend to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, we will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors.

     Our officers and directors will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction, as required by the Exchange Act.

     We will not restrict our search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or which is in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which we may offer.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED JANUARY 31, 2005 COMPARED TO TWELVE MONTHS ENDED JANUARY 31, 2004

     Revenues. We had revenues of $40,000 in the 12 months ended January 31, 2004 versus 0 in revenue for the 12 months ended January 31, 2005. These revenues were from licensing agreements related to Crosslogix.

     Total Operating Expenses. Our total operating expenses increased from $2,980,775 to 4,152,067 in the 12 months ended January 31, 2004 and 2005 respectively. The increase in operating expenses is principally due to expenses incurred with regard to the ESIP program.

     Net Loss. We had a net loss of $2,942,383 or $2,603.88 per share, in the 12 months ended January 31, 2004 compared to a net loss of $4,157,517 or $0.07 per share, in the year ended January 31, 2005. The increase in net loss is due to increase in total operating expenses as noted above.

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

     Our independent auditor's report on our January 31, 2005 financial statements included in this Annual Report states that our lack of sources of revenues raise substantial doubts about our ability to continue as a going concern.

     As of January 31, 2005, we had a working capital deficit of $198,890. As a result of our operating losses for the year ended January 31, 2005 we generated a negative cash flow from operating activities of $967,090. We met our cash requirements during this period through the sale of our common stock.

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

     In August 2004, the consenting shareholders of the Company approved resolutions to change the company's name to Green Mountain Capital Inc. (GMCI), to increase the number of authorized common shares to 10,000,000,000 shares and also approved a reverse split of the Company's common stock at the ratio of one
(1) post consolidation share for each one thousand (1,000) pre consolidation shares held by each shareholder. The resolutions were effective September 24, 2004.

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

CRITICAL  ACCOUNTING  POLICIES

     The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policy involve the most complex, difficult and subjective estimates and judgments.

STOCK-BASED  COMPENSATION

     In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

     We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

RECENT  ACCOUNTING  PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not yet have any inventory.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No.67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharingtransactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

     On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

     On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

OFF-BALANCE  SHEET  ARRANGEMENTS

     We  do  not  have  any  off-balance  sheet  arrangements.

ITEM 7.     FINANCIAL STATEMENTS.

     The financial statements and related notes are included as part of this report as indexed in the appendix on page F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 2, 2002, Lougen Valenti Bookbinder & Weintraub LLP ("Lougen Valenti") resigned as our certifying accountant. Lougen Valenti's reports on our financial statements for the years ended January 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion; however, the audit report for the years ended January 31, 2002 and 2001 contained an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

     The decision to change accountants was approved by our board of directors.

     During the years ended January 31, 2002 and 2001, and the subsequent interim period through December 2, 2002 there were no disagreements with Lougen Valenti on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Lougen Valenti, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

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

ITEM 8B.     OTHER INFORMATION.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Our directors and executive officers are:

NAME               AGE                     POSITION                      POSITION HELD SINCE
-----------------  ---  -----------------------------------------------  -------------------
Sydney A. Harland   54  President, Chief Executive Officer and Director       May 1998
 Arthur N. Kelly    44                     Director                          March 2004
Ronald A. Moodie*   69    Corporate Secretary, Controller and Director      February 2003
Andrew E. Mercer    56                     Director                         February 2003
 Larry M. Ricci     53                     Director                           March 2004
Mark P. Miziolek*   47     Vice President and Chief Financial Officer          May 1998

     ** Mr. Moodie's contract to serve as our Corporate Secretary and Controller terminated on April 12, 2005. Mr. Moodie still serves as our director.

     ** Mr. Miziolek's contract to serve as our Vice President and Chief Financial Officer terminated on April 12, 2005.

     Our  executive  officers  are  elected  annually by our board of directors.

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, we are aware of three persons who during the year ended January 31, 2005, were directors, officers, or beneficial owners of more than ten percent of our common stock, and who failed to file, on a timely basis, reports required by
Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year as follows:

- Sydney A. Harland. Mr. Harland was an officer and director during the year ended January 31, 2005. Mr. Harland failed to timely file a Form 4 for the year ended January 31, 2005.

- Mark P. Miziolek. Mr. Miziolek was an officer during the year ended January 31, 2005. Mr. Miziolek failed to timely file a Form 4 for the year ended January 31, 2005.

- Ronald A. Moodie. Mr. Moodie was an officer during the year ended January 31, 2005. Mr. Moodie failed to timely file a Form 4 for the year ended January 31, 2005.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance  with  applicable  governmental  laws,  rules  and  regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability  for  adherence  to  the  code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was filed as an exhibit to our Annual report for the fiscal year ended January 31, 2004, and filed with the Commission on April 30, 2004.

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 1207 Delaware Avenue, Suite 410, Buffalo, New York 14209.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY  OF  CASH  AND  CERTAIN  OTHER  COMPENSATION

SUMMARY  COMPENSATION  TABLE

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Green Mountain Capital, Inc. and our subsidiaries:

----------------------------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                               ------------------------------------------  ----------------------------------
                                                                                   AWARDS             PAYOUTS
                                                                           --------------------------  ------
                                                                           RESTRICTED    SECURITIES
                                                              OTHER           STOCK      UNDERLYING      LTIP
NAME AND PRINCIPAL                                           ANNUAL         AWARD(S)    OPTIONS/SARS   PAYOUTS       ALL OTHER
POSITION                 YEAR  SALARY ($)   BONUS ($)   COMPENSATION ($)       ($)           (#)         ($)     COMPENSATION ($)
-----------------------  ----  -----------  ----------  -----------------  -----------  -------------  --------  -----------------
                                                                                                            -0-
Sydney A. Harland,       2005  $   207,750                                                     44,538       -0-
President, CEO and                                                                                          -0-
Director (1)             2004  $   150,000  $   22,500  $      10,000 (1)                                        $      80,400 (5)
                         2003  $   180,000           -                                                           $       86,795(4)
Mark P. Miziolek,
Vice President, CFO      2005
and Director (2)         2004  $    83,825  $   10,500                                         19,385            $        4,400(6)
                         2003  $    56,000                                                                       $       40,504(4)
                               $    84,000
Ronald A. Moodie
Secretary and Director   2005
(3)                      2004  $    59,875                                                                       $        4,400(6)
                         2003  $    35,000  $    7,250                                                           $       28,932(4)
                               $    60,000                                                     13,846
----------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Harland's management contract commenced in May 1999 and was renewed in April 2004 and includes an automobile allowance of $1,000 per month.
(2) Mr. Miziolek's management contract commenced in May 1999 and was terminated in January 2005. Mr. Miziolek's contract to serve as our Vice President and Chief Financial Officer terminated on April 12, 2005.

(3) Mr. Moodie's employment commenced in May 2000 and was terminated in January 2005
(4)  Settlement  of  management  contracts  to  January  31,  2003
(5) Restructuring fee paid to Mr. Harland of $60,000 plus board of director fees in the amount of $20,400
(6)  Board  of  directors'  fees  for  the  year  ended  January  31,  2004


EMPLOYMENT AGREEMENTS

On April 1, 2004 we entered into a management agreement with Ameri-can Equipment Sales and Leasing. Under the terms of the agreement, Mr. Harland, president of Ameri-can Equipment Sales and Leasing, will provide employment services as our president and chief executive officer. The agreement has a five year term expiring April 1, 2008 and pays Mr. Harland $210,000 per year, subject to an annual review by our board of directors. Mr. Harland is also entitled to a bonus of up to 50 percent of his base compensation based on annual performance criteria established annually by the board of directors. In addition, Mr. Harland will receive a monthly automobile allowance of $1,000. We can terminate this agreement at any time upon the payment of two times Mr. Harland's then-existing compensation, plus $1,000,000.

     On June 1, 2004 we entered into a management agreement with Mark Miziolek. Under the terms of the agreement, Mr. Miziolek will serve as our vice president of finance and chief financial officer. The agreement has a one year term expiring June 1, 2004 and pays Mr. Miziolek $84,000 per year, subject to an annual review by our board of directors. Mr. Miziolek is also entitled to a bonus based on annual performance criteria established annually by our board of directors. This contract was terminated on January 11, 2005.

     On June 1, 2003 we entered into a management agreement with Ronald Moodie. Under the terms of the agreement, Mr. Moodie will serve as our corporate secretary. The agreement has a one year term expiring June 1, 2004 and pays Mr. Moodie $60,000 per year, subject to an annual review by our board of directors. Mr. Moodie is also entitled to a bonus of up to 50 percent of his base compensation based on annual performance criteria established annually by our board of directors. This contract was terminated on January 11, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All  compensation  plans  previously  approved  by  security  holders;  and

-    All  compensation  plans  not  previously  approved  by  security  holders.

                                                                                                NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                      AVAILABLE FOR FUTURE ISSUANCE
                                  ISSUED UPON EXERCISE OF         WEIGHTED-AVERAGE EXERCISE        UNDER EQUITY COMPENSATION
                               OUTSTANDING OPTIONS, WARRANTS    PRICE OF OUTSTANDING OPTIONS,     PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                  WARRANTS AND RIGHTS           REFLECTED IN COLUMN (A))
PLAN CATEGORY                               (A)                              (B)                              (C)
-----------------------------  ------------------------------  -------------------------------  -------------------------------

Equity compensation plans                       2,410,000,000  $                         0.003                      796,500,000
approved by security holders
Equity compensation plans not                             -0-                              N/A                              N/A
approved by security holders

Total                                           2,410,000,000  $                         0.003                      796,500,000
                               ==============================                                   ===============================

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of January 31, 2005, information concerning ownership of our securities by:

- Each person who owns beneficially more than five percent of the outstanding shares of our common stock;

- Each person who owns beneficially outstanding shares of our preferred stock;

-    Each  director;

-    Each  named  executive  officer;  and

-    All  directors  and  officers  as  a  group.

                                                        COMMON STOCK BENEFICIALLY       PREFERRED STOCK BENEFICIALLY
                                                                OWNED (2)                       OWNED (2)
                                                                ---------                       ---------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                  NUMBER         PERCENT          NUMBER          PERCENT
----------------------------------------              --------------  --------------  ---------------  ---------------
Sydney A. Harland. . . . . . . . . . . . . . . . . .              17               *    1,521,085 (3)        60.84 (3)
                                                                                        1,000,000 (4)          100 (4)
                                                                                        3,000,000 (5)          100 (5)
Mark P. Miziolek . . . . . . . . . . . . . . . . . .              24               *      695,678 (3)        27.83 (3)
Ronald A. Moodie . . . . . . . . . . . . . . . . . .              28               *      283,237 (3)        11.33 (3)
Andrew E. Mercer . . . . . . . . . . . . . . . . . .               2               *           -0-              -0-
Arthur N. Kelly. . . . . . . . . . . . . . . . . . .             -0-             -0-           -0-              -0-
                                                      --------------  --------------
All directors and officers as a group (five persons)              71               *    2,500,000 (3)          100 (3)
                                                      ==============  ==============  ===============  ===============
                                                                                        1,000,000 (4)          100 (4)
                                                                                      ===============  ===============
                                                                                        3,000,000 (5)          100 (5)
                                                                                      ===============  ===============

___________________
     * Less than one percent.
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Green Mountain Capital, Inc., 1207 Delaware Avenue, Suite 410, Buffalo, New York. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to the shares of our common and preferred stock which he beneficially owns.
(2) Beneficial ownership is determined in accordance with the rules of the SEC. As of March 29, 2005, the total number of outstanding shares of the common stock is 899,754,942 the total number of outstanding shares of the Series A preferred stock is 2,500,000, the total number of outstanding shares of the Series B preferred stock is 1,000,000, and the total number of outstanding shares of the Series C preferred stock is 3,000,000.
(3)  Series  A  Preferred  Stock.
(4)  Series  B  Preferred  Stock.
(5)  Series  C  Preferred  Stock.

     There are no arrangements, known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of Green Mountain Capital, Inc.

     There are no arrangements or understandings among members of both the former and the new control groups and their associates with respect to election of directors or other matters.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have entered into management agreements with Messrs. Harland, Miziolek and Moodie. See "Employment Agreements."

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

ITEM 13.     EXHIBITS.

EXHIBIT
-------
  NO.                                           IDENTIFICATION OF EXHIBIT
-------  -------------------------------------------------------------------------------------------------------

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


3.1*     Certificate of Incorporation.
3.2*     Articles of Amendment to the Certificate of Incorporation.
3.2 *    Bylaws.
10.1*    Consulting Agreement dated as of February 9, 2001 between National Financial Communications Corp.
         and the Company.
10.2*    Equity Line of Credit Agreement dated as of March 22, 2001 between Cornell Capital Partners, L.P. and the Company.
10.3*    Escrow Agreement dated as of March 22, 2001 among Butler Gonzalez LLP, First Union National Bank and the Company.
10.4*    Registration Rights Agreement dated as of March 22, 2001 between Cornell Capital Partners LP and the
         Company.
10.5*    Consulting Services Agreement dated as of March 22, 2001 between Yorkville Advisors Management,
         LLC and the Company.
10.6*    Management Agreement for Vice President Finance and Chief Financial Officer dated as of January 1,
         2001 between Mark P. Miziolek and the Company.
10.7*    Management Agreement for President and Chief Executive Officer dated as of January 1, 2001 between
         Sydney Harland and the Company.
10.8*    License Agreement dated as of May 20, 1998 between Sydney Harland and the Company.
10.9*    Promissory Note dated as of July 31, 2001 in the original principal amount of $100,000 Canadian Dollars given by the Company to Betty Harland.
10.10*   Consulting services contract with Inc. Financial Group LLC dated January 29, 2002.
10.11*   Share Purchase Agreement regarding the sale of T&T Diesel Power Limited.
10.12*   Plan and Agreement of Reverse Triangular Merger.
10.13*   Plan and Agreement of Reverse Triangular Merger.
14*      Code of Ethics.
21**     Subsidiarires.
31.1**   Certification of Sydney A. Harland, President and Chief Executive Officer of Green Mountain Capital,
         Inc., pursuant to 18 U.S.C.  1350, as adopted pursuant to  302 of the Sarbanes-Oxley Act of 2002.
31.2**   Certification of Mark P. Miziolek, Chief Financial Officer of Green Mountain Capital, Inc., pursuant to
         18 U.S.C.  1350, as adopted pursuant to  302 of the Sarbanes-Oxley Act of 2002
32.1**   Certification of Sydney A. Harland, President and Chief Executive Officer of Green Mountain Capital,
         Inc., as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002.
32.2**   Certification of Mark P. Miziolek, Chief Financial Officer of Green Mountain Capital, Inc., as adopted pursuant to  906 of the Sarbanes-Oxley Act of 2002.

___________
* Previously Filed
** Filed Herewith

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the audit of our annual financial statements for fiscal year ended January 31, 2005 were $57,500.

ALL OTHER FEES

     There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP for professional services rendered, other than as stated under the caption Audit Fees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Green Mountain Capital, Inc.


Date: May 2, 2005.
                                        By /s/ Sydney A. Harland
                                           -------------------------------------
                                           Sydney A. Harland,
                                           Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                        Date
--------------------  ------------------------------------------  -----------

 /s/Sydney Harland         President, Chief Executive Officer     May 2, 2005
--------------------                 and Director
   Sydney Harland

/s/ Ronald A. Moodie        Corporate Secretary and Director      May 2, 2005
--------------------
  Ronald A. Moodie

  /s/ Arthur Kelly                     Director                   May 2, 2005
--------------------
    Arthur Kelly

  /s/Larry Ricci                       Director                   May 2, 2005
--------------------
    Larry Ricci

/s/ Mark P. Miziolek  Vice President and Chief Financial Officer  May 2, 2005
--------------------
  Mark P. Miziolek

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                 CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                            JANUARY 31, 2005 AND 2004



                         FORMING A PART OF ANNUAL REPORT

                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                          GREEN MOUNTAIN CAPITAL, INC.

                                        GREEN MOUNTAIN CAPITAL, INC.
                                       INDEX TO FINANCIAL STATEMENTS

                                                                                                    Page No.
                                                                                                   -----------
Report of Independent Registered Certified Public Accounting Firm                                      F-3

Consolidated Balance Sheets at January 31, 2005 and 2004                                               F-4

Consolidated Statement of Losses For the Years Ended January 31, 2005 and 2004                         F-5

Consolidated Statement of Stockholders' Equity (Deficiency) For the Two Years Ended January 31, 2005   F-6

Consolidated Statement of Cash Flows For the Years Ended January 31, 2005 and 2004                     F-7

Notes to Consolidated Financial Statements                                                         F-8 to F-17

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Green Mountain Capital, Inc.
Buffalo, New York

     We have audited the accompanying consolidated balance sheets of Green Mountain Capital, Inc. ("Company") as of January 31, 2005 and 2004 and the related consolidated statements of losses, (deficiency) in stockholders' equity and cash flows for each of the years in the two year period ended January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Mountain Capital, Inc. at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                     /s/  RUSSELL  BEDFORD STEFANOU MIRCHANDANI LLP
                           Russell  Bedford Stefanou Mirchandani LLP
                           Certified Public Accountants

New York, New York
April 18, 2005

                                                 GREEN MOUNTAIN CAPITAL, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                  JANUARY 31, 2005 AND 2004


                                                                                                      2005           2004
                                                                                                  -------------  ------------
                                             ASSETS
Current assets:
Cash                                                                                              $          -   $    94,728
Accounts receivable                                                                                          -         5,000
                                                                                                  -------------  ------------
     Total current assets                                                                                    -        99,728

Investment (Note B)                                                                                    586,629             -

Other assets                                                                                               646           646
                                                                                                  -------------  ------------
Total assets                                                                                      $    587,275   $   100,374
                                                                                                  =============  ============

                       LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash disbursed in excess of available balance                                                     $        640   $         -
Accounts payable and accrued expenses                                                                   73,100       137,600
Accrued management compensation                                                                        125,150       622,200
                                                                                                  -------------  ------------
     Total current liabilities                                                                         198,890       759,800

Commitment and Contingencies (Note H)

(Deficiency) in stockholders' equity: (Note D)
Preferred stock, series A, par value $0.0001 per share; authorized 20,000,000 shares; 2,500,000
shares issued and outstanding at January, 2005 and 2004                                                    250           250
Preferred stock, series B, par value $0.0001 per share, authorized 5,000,000 shares, 1,000,000
and 0 shares issued and outstanding at January 31, 2005 and 2004, respectively                             100             -
Common stock, par value $0.0001 per share, authorized 10,000,000,000 shares; 600,754,942
and 4,952 shares issued and outstanding at January 31, 2005 and 2004, respectively                      60,076             1
Additional paid in capital                                                                          12,963,564     7,828,389
Subscription receivable                                                                                 (7,556)      (17,534)
Accumulated deficit                                                                                (12,628,049)   (8,470,532)
                                                                                                  -------------  ------------
Total (deficiency in) stockholders' equity                                                             388,385      (659,426)

Total liabilities and (deficiency) in stockholders' equity                                        $    587,275   $   100,374
                                                                                                  =============  ============

          (See accompanying notes to consolidated financial statements)

                                        GREEN MOUNTAIN CAPITAL, INC.
                                      CONSOLIDATED STATEMENT OF LOSSES
                               FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

                                                                            For the Year Ended January 31,
                                                                            ------------------------------
                                                                                 2005            2004
                                                                           ---------------  ---------------
Revenues                                                                   $            -   $       40,000
Cost of sales                                                                           -                -
                                                                           ---------------  ---------------
Gross margin                                                                            -           40,000

Operating expenses:
General and administrative expenses                                             4,152,067        1,782,125
Impairment of goodwill (Note C)                                                         -        1,198,650
                                                                           ---------------  ---------------
Total operating expenses                                                        4,152,067        2,980,775

Loss from operations                                                           (4,152,067)      (2,940,775)

Other income (expenses):
Share of loss in equity of unconsolidated affiliate                                (5,450)               -
Interest expenses                                                                       -          ( 1,608)
                                                                           ---------------  ---------------
Total other income (expenses)                                                      (5,450)          (1,608)
Income (taxes) benefit                                                                  -                -

Net loss                                                                   $   (4,157,517)  $   (2,942,383)
                                                                           ===============  ===============

Loss per common share (basic and assuming dilution)                        $        (0.07)  $    (2,603.88)

Weighted average shares outstanding (basic and diluted), as restated for
reverse stock splits                                                           55,547,187            1,130
                                                                           ===============  ===============

          (See accompanying notes to consolidated financial statements)

                                                GREEN MOUNTAIN CAPITAL, INC.
                                CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                          FOR THE TWO YEARS ENDED JANUARY 31, 2005


                            Preferred Stock A          Preferred Stock B          Common Stock
                            -----------------          -----------------          ------------

                                                                                                                Additional
                                                                                                                ----------
                             Number of                  Number of                  Number of                     Paid-in
                             ---------                  ---------                  ---------                     -------
                              Shares        Amount       Shares        Amount        Shares        Amount        Capital
                            -----------  ------------  -----------  ------------  ------------  ------------  -------------
Balance at
January 31, 2003,
as restated
for  reverse split                    -  $          -            -  $          -          199   $          1  $  4,853,399
Common stock issued
for officers'
compensation                          -             -            -             -            6              -        30,000
Common stock issued
for  consulting
service                               -             -            -             -          531              -       673,940
Common stock issued
for  acquisition
activities                            -             -            -             -          240              -     1,224,000
Common stock issued
under  ESIP                           -             -            -             -        3,630              -     1,047,300
Preferred shares issued
in lieu  of
common stock                  2,500,000           250            -             -            -              -          (250)
Common stock cancelled
for  preference shares                -             -            -             -          (14)             -             -

Net loss                              -             -            -             -            -              -             -
                            -----------  ------------  -----------  ------------  ------------  ------------  -------------
Balance at
January 31, 2004,
as restated for
reverse split                 2,500,000  $        250            -  $          -        4,592   $          1  $  7,828,389
Common stock issued
for  consulting services,
as restated                           -             -            -             -    7,028,850            703        55,247
Preferred shares
series B issued
as compensation                       -             -    1,000,000           100            -              -     1,999,900
Common stock issued
under ESIP                            -             -            -             -  593,721,500         59,372     2,737,028
Accrued management
compensation capitalized              -             -            -             -            -              -       343,000
Net loss                              -             -            -             -            -              -             -
                            -----------  ------------  -----------  ------------  ------------  ------------  -------------
Balance, January 31, 2005     2,500,000  $        250    1,000,000  $        100  600,754,942   $     60,076  $ 12,963,564
                            ===========  ============  ===========  ============  ============  ============  =============

                                                              Total
                                                              -----
                                                           Deficiency
                                                           ----------
                                                               in
                                                               --
                            Subscription    Accumulated   Stockholders'
                            ------------    -----------   -------------
                             Receivable       Deficit        Equity
                            -------------  -------------  -------------
Balance at
January 31, 2003,
as restated
for  reverse split          $          -   $ (5,528,149)  $   (674,749)
Common stock issued
for officers'
compensation                           -              -         30,000
Common stock issued
for  consulting
service                                -              -        673,940
Common stock issued
for  acquisition
activities                             -              -      1,224,000
Common stock issued
under  ESIP                      (17,534)             -      1,029,766
Preferred shares issued
in lieu  of
common stock                           -              -              -
Common stock cancelled
for  preference shares                 -              -              -

Net loss                               -     (2,942,383)    (2,942,383)
                            -------------  -------------  -------------
Balance at
January 31, 2004,
as restated for
reverse split               $    (17,534)  $ (8,470,532)  $   (659,426)
Common stock issued
for  consulting services,
as restated                            -              -         55,950
Preferred shares
series B issued
as compensation                        -              -      2,000,000
Common stock issued
under ESIP                         9,978              -      2,806,378
Accrued management
compensation capitalized               -              -        343,000
Net loss                               -     (4,157,517)    (4,157,517)
                            -------------  -------------  -------------
Balance, January 31, 2005   $     (7,556)  $(12,628,049)  $    388,385
                            =============  =============  =============

          (See accompanying notes to consolidated financial statements)



                                GREEN MOUNTAIN CAPITAL, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEARS ENDED JANUARY 31, 2005 AND 2004

                                                              For the Year Ended January 31,
                                                              ------------------------------
                                                                   2005           2004
                                                              --------------  --------------
Cash flows from operating activities:
Net loss for the year from continuing operations              $  (4,157,517)  $  (2,942,383)
Adjustments to reconcile net loss to net cash used in
operating activities:
Valuation allowance against investment                               16,921               -
Share of loss in equity of unconsolidated affiliate                   5,450               -
Write off of intangible asset                                             -          25,000
Impairment of goodwill                                                    -       1,198,650
Professional fees settled in stock                                   56,050         673,940
Employee compensation settled in stock - ESIP                     1,324,916         213,345
Preferred shares issued as compensation                           2,000,000               -
Officers' and directors' compensation settled in stock                    -          30,000
Changes in assets and liabilities:
(Increase) decrease in other current assets                           5,000          (5,000)
Decrease (increase) in note receivable                                    -          29,610
Increase (decrease) in cash disbursed in excess of available
balance                                                                 640               -
Increase (decrease) in accounts payable and accrued
expenses                                                           (218,550)        135,450
                                                              --------------  --------------
Net cash used in operating activities                              (967,090)       (641,388)
Cash used for investing activities:
Payments for investment-net                                        (609,000)              -
                                                              --------------  --------------
Cash used for investing activities                                 (609,000)              -
Cash flows from financing activities:
Proceeds from sale of common stock, net                           1,481,362         816,421
Payment for note payable - related party                                  -         (31,800)
Payments for advances - related parties                                   -         (54,117)
                                                              --------------  --------------
Net cash provided by financing activities                         1,481,362         730,504
Net increase (decrease) in cash                                     (94,728)         89,116
Cash, beginning of year                                              94,728           5,612
                                                              --------------  --------------
Cash, end of year                                             $           -   $      94,728
                                                              ==============  ==============
Cash paid for income taxes                                    $           -   $           -
                                                              ==============  ==============
Cash paid for interest expenses                               $           -   $           -
                                                              ==============  ==============
Supplemental disclosure of non-cash transactions
Non cash investing and financing activities:
Acquisition of Majestic Refuter
-------------------------------
Assets acquired                                                           -   $      25,000
Goodwill                                                                  -   $     179,000
Common stock issued for acquisition                                       -   $     204,000
Acquisition of HMM capital holdings
-----------------------------------
Assets acquired                                                           -   $         900
Liabilities acquired                                                      -   $         550
Goodwill                                                                  -   $   1,019,650
Common stock issued for acquisition                                       -   $   1,020,000
Impairment of goodwill                                                    -   $   1,198,650
Common stock issued for services                              $      56,050   $     673,940
Compensation settled in stock                                 $   1,324,916   $     243,345
Preferred shares issued as compensation                       $   2,000,000               -
Valuation allowance against investment                        $      16,921               -
Share of loss in equity of unconsolidated affiliate           $       5,450               -
Accrued management compensation capitalized                   $     343,000               -

          (See accompanying notes to consolidated financial statements)

                          GREEN MOUNTAIN CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

BUSINESS AND BASIS OF PREPARATION

Green Mountain Capital, Inc. (formerly ARS Networks, Incorporated) ("Company"), was formed on May 4, 1998 under the laws of the state of New Hampshire to design and develop advanced railway communications and data management systems.

In February 2003, the Board of Directors recommended and shareholders approved a reverse split of the Company's common stock at the ratio pf one (1) post consolidation share for each fifty (50) pre consolidation shares held by each shareholder. The reverse split was effective on March 26, 2003.

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed $609,000 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions.

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

In August 2004, the consenting shareholders of the Company approved resolutions to change the company's name to Green Mountain Capital Inc. (GMCI), to increase the number of authorized common shares to 10,000,000,000 shares and also approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each one thousand (1,000) pre consolidation shares held by each shareholder. The resolutions were effective September 24, 2004. As a result, the Company's stock symbol changed to GMCI. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $4,157,517 and $2,942,383 from operations during the years ended January 31, 2005 and 2004, respectively. The Company's current liabilities exceed its current assets by $198,890 and $660,072 at January 31, 2005 and 2004, respectively.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended January 31, 2005.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                          2005          2004
                                                                      ------------  ------------
Net loss, as reported                                                 $(4,157,517)  $(2,942,383)
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                      -             -
Deduct: Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                    -             -
Net loss - Pro Forma                                                  $(4,157,517)  $(2,942,383)
                                                                      ============  ============
Basic (and assuming dilution) loss per share - as reported            $     (0.07)  $ (2,603.88)

Basic (and assuming dilution) loss per share - Pro forma              $     (0.07)  $ (2,603.88)


Cash and cash equivalents
-------------------------

For purposes of reporting cash flows, the Company considers all highly liquid instruments purchased with and initial maturity of three months or less to be cash equivalents. The Company maintains, at financial institutions, cash and cash equivalents, which, at times exceed federally insured amounts.

Long-Lived Assets
-----------------

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

Revenue Recognition
-------------------

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or for which services have not been rendered or are subject to refund until such time that the

Company and the customer jointly determine that the product has been delivered or services have been rendered or no refund will be required.


SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Revenue from the sale of products is recorded at the time the goods are shipped. Revenue under license agreements is recorded when payment for services is due under such contract.

Debt  and  Equity  Securities
-----------------------------

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale. Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.
Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings, but are reported as a net amount (less expected tax) in a separate component of capital until realized. Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Foreign Currency Translation
----------------------------

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

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the years ended January 31, 2005 and 2004.

Income Taxes
------------

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

Net Loss per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended January 31, 2005 and 2004, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Comprehensive Income
--------------------

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

Segment  Information
--------------------

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

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

EFFECT  OF  RECENT  ACCOUNTING  PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not yet have any inventory.

In  December  2004,  the FASB issued SFAS  No.152,  "Accounting  for Real Estate
Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No.67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharingtransactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


NOTE B - ACQUISITIONS AND INVESTMENT

On April 22, 2003, ARS Products Inc., a wholly owned subsidiary of the Company merged with Majestic Refilter Ltd. The stockholders of Majestic Refilter Ltd. received 2 million shares of common stock of the Company par value $ 0.0001 per share in exchange of their common stock par value of $0.001 per share. This stock has a value of $204,000 at the time of the transaction. Through this merger, the Company acquired the patent for a diesel emissions filters developed by Majestic Refilter. The product requires additional development by the Company. Majestic Refilter was non-operational at the time of the acquisition.

On April 25, 2003, ARS Products Inc., a wholly owned subsidiary of the Company merged with HMM Capital Holdings Inc., a Nevada Corporation. The stockholders of HMM Capital Holdings Inc. received 10 million shares of common stock of Green Mountain Capital par value $ 0.0001 per share in exchange of their common stock par value of $0.001 per share. This stock has a value of $1,020,000 at the time of the transaction. Through this merger, the Company acquired the distribution rights for a patented retrofit fire retardant door kit that meets new fire door regulations in North America. The Company has also entered into marketing and distribution agreements with a third party that will result in a royalty payment to the Company for each door sold by the licensee. HMM had no operating history at the time of acquisition.

The following is the summary of acquisition related transactions:

                     Majestic      HMM        Total
                     ---------  ----------  ----------
Assets               $  25,000  $      900  $   25,900
Liabilities                  -         550         550
Net                     25,000         350      25,350
Consideration paid   $ 204,000  $1,020,000  $1,224,000
Goodwill recognized  $ 179,000  $1,019,650  $1,198,650
Goodwill impaired    $ 179,000  $1,019,650  $1,198,650

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed $609,000 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions. For the year ended January 31, 2005, the Company has recorded 24.36% as equity in the results of operations of LLC. The transactions relating to the investment in LLC were as follows:

As of January 31, 2005, the summarized un-audited balance sheet of the Limited Liability Company was as follows:

                   As of January 31,
                    2005      2004
                  --------  --------
Cash              $586,629  $      -
Liabilities              -         -
Members' capital  $586,629  $      -
                  ========  ========


For  the  year  ended  January  31, 2005, the summarized un-audited statement of
(loss)  of  the  Limited  Liability  Company  was  as  follows:

           For the Year Ended
              January 31,
            2005       2004
          ---------  --------
Revenue   $      -   $      -
Expenses    22,371          -
Net loss  $(22,371)  $      -
          =========  ========

For the year ended January 31, 2005, the Company has recorded following transactions with respect to investment in Limited Liability Company:

                      For the Year Ended
                         January 31,
                        2005      2004
                      --------  --------
Share of loss in LLC  $  5,450  $      -
Valuation allowance   $ 16,921  $      -

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

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The Company's goodwill asset was with regard to the acquisitions of Majestic Refilter and HMM Capital Holdings Inc. of $179,000 and $1,019,650, respectively. The test completed in the second quarter ended on July 31, 2003 indicated that the recorded book value of reporting unit exceeded its fair value, as determined by discounted cash flows. The decrease in fair value is a result of:

     -    Significant operating losses during the past six months

     -    Unanticipated decline in revenues and profitability

     -    Loss of key personnel

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

NOTE  D  -  CAPITAL  STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock with $0.0001 par value per share. As of January 31, 2005, the Company has issued and outstanding 600,754,942 shares of common stock. Also, the Company is authorized to issue 20,000,000 shares of preferred stock series A with $0.0001 par value per share. As of January 31, 2005 and 2004, the Company has issued and outstanding 2,500,000 shares of preferred stock series A. The Company is authorized to issue 5,000,000 shares of preferred stock series B with $0.0001 par value per share. As of January 31, 2005 and 2004, the Company has issued and outstanding 1,000,000 and 0 shares of preferred stock series B.

In March 2004, the Company amended its articles of incorporation to increase the common stock it is authorized to issue from 500,000,000 shares, par value $0.0001 to 2,000,000,000 shares, par value $0.0001 per share. In August 2004, the consenting shareholders of the Company approved resolutions to increase the number of authorized common shares to 10,000,000,000 shares and also approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each one thousand (1,000) pre consolidation shares held by each shareholder. The resolutions were effective September 24, 2004. All numbers, in the financial statements and notes to the financial statements have been adjusted to reflect the stock split for all periods presented.

Common  Stock
-------------

On April 22, 2003, the Company issued 40 shares of common stock to the stockholders of Majestic Refilter Ltd in exchange of their common stock for $204,000.

On April 25, 2003, in connection with the merger with HMM Capital Holdings, the Company issued 200 shares of common stock to the stockholders of HMM Capital Holdings. The stock had a value of $1,020,000 at the time of the transaction.

During the year ended January 31, 2004, the Company issued an aggregate of 531 shares of common stock in exchange for services provided to the Company valued at $673,940. The Company valued the shares based upon the market value of the Company's stock at the date of issuance, which did not differ materially from the value of the services rendered.
During the year ended January 31, 2004, the Company issued 6 shares of common stock for officers compensation valued at $30,000.

During the year ended January 31, 2004, the Company issued an aggregate of 3,630 shares of common stock under the Company's Employee Stock Incentive Plan valued at $1,050,930 in exchange for $816,421 of cash and a subscription receivable of $17,534. The Company recorded compensation expenses of $213,345 for the year ended January 31, 2004.

During the year ended January 31, 2005, the Company issued an aggregate of 7,028,850 shares of common stock at $0.008 per share to consultants for services valued at $55,950. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In December 2004, the Company transferred accrued management compensation from past period totaling to $343,000 to additional paid in capital.

During the twelve months ended January 31, 2005, the Company issued an aggregate of 593,721,500 shares of Common Stock to the employees under Employee Stock Compensation Plan in exchange for $1,481,362 of cash and $7,556 of subscription receivable. The Company has recorded $1,324,916 as employee compensation expenses for the twelve months ended January 31, 2005 towards the difference between the market value of the stock on the dates of issuance and the amount actually received by the Company.

Preferred Stock Series A
------------------------

In July 2003, the Board of Directors authorized the issuance of 2,500,000 preferred shares at $0.0001 per share to three officers of the Company. These preferred shares will have cumulative voting rights of 200:1 versus common shares. These shares were issued in January 2004 to three officers of the Company in exchange for the return of 14 common shares previously issued.

Preferred Stock Series B
------------------------

In September 2004, the Board of Directors authorized the issuance of 1,000,000 preferred shares Series B at $0.0001 per share to the President of the Company for past services. These preferred shares have cumulative voting rights of 200:1 as well as conversion privileges at the rate of 200:1 versus common shares.

NOTE E - RELATED PARTY TRANSACTIONS

In June 30, 2003, The Company issued 300,000 restricted shares at $0.10 per share to the new members of the Board of Directors under board contracts.

In July 2003, the Board of Directors authorized the issuance of 2,500,000 preferred shares at $0.0001 per share to three officers of the Company. These preferred shares will have cumulative voting rights of 200:1 versus common shares. These shares were issued in January 2004 to three officers of the Company in exchange for the return of 14 common shares previously issued.

The Company had a license agreement with a company owned by a stockholder of the Company. This agreement was terminated during the past fiscal year. During the year ended January 31, 2005 and 2004, the Company paid royalty of $0 and $50,000, respectively. Also, as of January 31, 2005 and 2004, $0 and $50,000 has been accrued towards minimum royalty expenses.

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed a net amount of $609,000 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions.

On April 1, 2004 the Company entered into a management agreement with Ameri-can Equipment Sales and Leasing. Under the terms of the agreement, Mr. Harland, president of Ameri-can Equipment Sales and Leasing, will provide employment services as the Company's president and chief executive officer. The agreement has a five year term expiring April 1, 2008 and pays Mr. Harland $210,000 per year, subject to an annual review by our board of directors. Mr. Harland is also entitled to a bonus of up to 50 percent of his base compensation based on annual performance criteria established annually by the board of directors. In addition, Mr. Harland will receive a monthly automobile allowance of $1,000. We can terminate this agreement at any time upon the payment of two times Mr. Harland's then-existing compensation, plus $1,000,000. During the year ended January 31, 2005, the Company paid and accrued $207,750 as per this contract.

In September 2004, the Board of Directors authorized the issuance of 1,000,000 preferred shares Series B at $0.0001 per share to the President of the Company for past services. These preferred shares have cumulative voting rights of 200:1 as well as conversion privileges at the rate of 200:1 versus common shares.

In January 2005, the Company terminated the contracts for the CFO and Corporate Secretary. Under the terms of these management contracts, each is entitled to 3 months notice or cash in lieu thereof. Accordingly, the company has recorded a liability for unpaid management fees aggregating $48,600.

NOTE F - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At January 31, 2005, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $12,600,000 expiring in the year 2020, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of January 31, 2005 are as follows:

Non current:
Net operating loss carry forward  $ 4,410,000
Valuation allowance                (4,410,000)
                                  ------------
Net deferred tax asset            $         -
                                  ============

The realization of this net operating loss carry forwards is dependent upon generating taxable income prior to the related year of expiration. The amount of carry forward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

NOTE G - NON QUALIFIED STOCK COMPENSATION PLAN

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

The initial plan was filed in June 2003 with shares available under the ESIP and NDCRP of 18 million and 2 million shares respectively. These plans were amended August 1, 2003 to provide for an additional 50 million and 10 million shares, respectively and was further amended October 20, 2003 to provide for an additional 185 million and 15 million shares respectively.

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

In January 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 1 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 1 for 2004. In March 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 2 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 2 for 2004. In June 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 3 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 3 for 2004. In September 2004, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 4 for 2004 and the Non-Employee Director and Consultant's Retainer Plan ("NDCRP") No. 4 for 2004. In January 2005, the company authorized the Employee Stock Incentive Plan ("ESIP") NO. 1 for 2005 and amended in
February 2005. The purpose of the ESIP is to provide stock incentive to employees of the company. Under the ESIP plan, employees are entitled to purchase shares for no less than 85% of the market price of the company's common stock. Shares issued under the plan are approved by the company's Board of Directors.

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

In January 2005, the Board of Directors cancelled all previously options and warrants issued to management and directors. As such, there are no options outstanding except as reported under the ESIP and NDCRP as noted above.

NOTE  H  -  COMMITMENTS  AND  CONTINGENCIES

Lease  Commitments
------------------

The Company leases office space for its corporate offices in Buffalo, New York on a month to month basis. Rental expense for the years ended January 31, 2005 and 2004 was $2,050 and $730, respectively and was charged to operations in the period incurred.

Employment  and  Consulting  Agreements
---------------------------------------
The Company has an employment agreement with the Company's Chief Executive Officer/President. In addition to salary provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

On April 1, 2004 we entered into a management agreement with Ameri-can Equipment Sales and Leasing. Under the terms of the agreement, Mr. Harland, president of Ameri-can Equipment Sales and Leasing, will provide employment services as our president and chief executive officer. The agreement has a five year term expiring April 1, 2008 and pays Mr. Harland $210,000 per year, subject to an annual review by our board of directors. At January 31, 2005, minimum payments under the contract is as follows:

Year Ended             Amount

January 31, 2006     $210,000
            2007     $210,000
            2008     $210,000
            2009      $35,000
Total                $665,000

The Company has consulting agreements with outside contractors to provide consulting and business development services. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice.

NOTE  I  -  LICENSE  AGREEMENT

In November 2002, the Company entered into a License Agreement with Edify Capital under which Edify would have the right to sell the GMCI Automated Railway Crossing in China. The agreement was for an initial term of six months, extendable by mutual agreement under which Edify paid, and GMCI received $40,000 for the year ended January 31, 2004.

NOTE  J-  MAJOR  CUSTOMERS

The Company's one major customer approximated $40,000 or 100.0% of sales for the year ended January 31, 2004. There were no sales for the year ended January 31, 2005.

NOTE  K  -  GOING  CONCERN  MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended January 31, 2005 and 2004, the Company incurred net losses of $4,157,517 and $2,942,383, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE L - SUBSEQUENT EVENTS

On March 18, 2005, the Company filed Schedule 14C with the SEC and sent notice to shareholders that the Company would merge with Green Mountain Nevada and that the surviving corporation would be Green Mountain Nevada. Mr. Harland will be the sole director and executive officer of the Company.

In February 2005, the Company issued 3,000,000 preferred shares series C with voting rights of 500:1 versus common shares to the Company's officer in exchange for $67,500 management compensation accrued as of January 31, 2005.