Form 10QSB
period 2005-04-30
Green Mountain Capital Inc.
filed 2005-06-20
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 001-14883

                           Green Mountain Capital Inc.
                           ---------------------------
               (Exact name of Company as specified in its charter)

                 New Hampshire                        14-1805077
                 -------------                        ----------
            (State or jurisdiction              (I.R.S. Employer or
               of incorporation)          organization Identification No.)

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's class of common stock. The Registrant had 899,088,276 shares of its common stock outstanding as of June 14, 2005.

                           GREEN MOUNTAIN CAPITAL INC.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly period ending April 30, 2005


                                TABLE OF CONTENTS


Part I - Financial Information

Item 1.   Financial Statements (Un-audited)

Condensed Consolidated Balance Sheets at April 30, 2005 and January 31, 2005

Condensed Consolidated Statement of Losses for the three months ended April 30, 2005 and April 30, 2004

Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2005 and 2004

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

Item 6.   Exhibits and Reports On Form 8-K

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.   FINANCIAL  STATEMENTS  (UNAUDITED)


                           GREEN MOUNTAIN CAPITAL INC.
                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                                         Page No
                                                                                         -------
Unaudited Condensed Consolidated Balance Sheets at April 30, 2005 and January              F-2
31, 2005

Unaudited Condensed Consolidated Statement of Stockholders Equity for the                  F-3
three months ended April 30, 2005

Unaudited Condensed Consolidated Statement of Losses for the three months                  F-3
ended April 30, 2005

Unaudited Condensed Consolidated Statement of Cash Flows for the three months ended     F-4 - F-5
April 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements                          F-6 - F12

                                         GREEN MOUNTAIN CAPITAL, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                     APRIL 30, 2005 AND JANUARY 31, 2005


                                                                                  30-Apr-05       31-Jan-05
                                ASSETS                                          ( Unaudited )
Current Assets:
Cash                                                                            $       1,247   $          -
                                                                                --------------  -------------
    Total current assets                                                                1,247              -

Investment in Joint Venture                                                           530,129        586,629

Other Assets                                                                              646            646
                                                                                --------------  -------------

                                                                                $     532,022   $    587,275
                                                                                ==============  =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Cash disbursed in excess of available balance                                   $           -   $        640
Accounts payable                                                                       87,000         73,100
Accrued management compensation (Note E)                                               41,150        125,150
                                                                                --------------  -------------
    Total Current Liabilities                                                         128,150        198,890
                                                                                --------------  -------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $0.0001 per share; authorized 17,000,000 shares;
2,500,000 issued and outstanding at April 30, 2005 and January 31, 2005,
respectively                                                                              250            250
Preferred stock, Series B, par value, $0.0001 per share; authorized 5,000,000
shares; 1,000,000 issued and outstanding at April 30 and January 31, 2005                 100            100
Preferred stock, Series C, par value, $0.0001 per share; authorized 3,000,000 shares; 3,000,000 and 0 shares  issued and outstanding at April 30, 2005 and
January 31, 2005, respectively                                                            300              -
Common stock, par value, $0.0001 per share, authorized 10,000,000,000 shares; 899,088,279 and 600,754,942 shares issued and outstanding at
April 30, 2005 and January 31, 2005, respectively                                      89,909         60,076
Additional paid in capital                                                         13,143,097     12,963,564
Subscription receivable                                                                     -         (7,556)
Accumulated deficit                                                               (12,829,784)   (12,628,049)
                                                                                --------------  -------------
Total Stockholders' Equity                                                            403,872        388,385

Total Liabilities and Stockholders' Equity                                      $     532,022   $    587,275
                                                                                ==============  =============

                                               GREEN MOUNTAIN CAPITAL, INC.
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                        FOR THE THREE MONTHS ENDED APRIL 30, 2005


                         Preferred Stock  Common Stock
                         ---------------  -------------
                                                                               Additional
                             Number                       Number of              Paid-in     Subscription    Accumulated
                            of Shares        Amount        Shares     Amount     Capital      Receivable       Deficit
                         ---------------  -------------  -----------  -------  -----------  --------------  -------------
Balance, January 31,
2005                           3,500,000  $         350  600,754,942  $60,076  $12,963,564  $      (7,556)  $(12,628,049)
                         ===============  =============  ===========  =======  ===========  ==============  =============
Common stock issued
under ESIP                             -              -  298,333,334   29,833       29,833          7,556              -
Preferred shares series
C issued as
compensation and
settlement of accrued
management
compensation                   3,000,000            300            -        -      149,700              -              -
Net loss                                                                                                        (201,735)
                                                                                                            -------------
Balance April 30,
2005                           6,500,000  $         650  899,088,276   89,909   13,143,097  $           -   $(12,829,784)
                         ===============  =============  ===========  =======  ===========  ==============  =============


                             Total
                          Stockholders'
                             Equity
                         --------------
Balance, January 31,
2005                     $     388,385
                         ==============
Common stock issued
under ESIP                      67,222
Preferred shares series
C issued as
compensation and
settlement of accrued
management
compensation                   150,000
Net loss                      (201,735)
                         --------------
Balance April 30,
2005                     $     403,872
                         ==============

                          GREEN MOUNTAIN CAPITAL, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF LOSSES
               FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004


                                                    2005          2004
                                                -------------  ----------
Operating Expenses:
General and Administrative expenses             $    201,735   $ 407,502
                                                -------------  ----------
Total Operating Expenses                             201,735     407,502
                                                -------------  ----------
Loss from continuing operations before income
taxes                                               (201,735)   (407,502)
Provision for income taxes                                 -           -
                                                -------------  ----------

Loss from continuing operations                     (201,735)   (407,502)
                                                -------------  ----------

Net loss                                        $   (201,735)  $(407,502)
                                                =============  ==========

Loss per common share (basic and assuming
dilution), as restated for reverse stock split  $    (0.0002)  $ (47.666)

Weighted average shares outstanding (Basic and
Diluted), as restated for reverse stock split    869,957,189       8,549

                          GREEN MOUNTAIN CAPITAL, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED APRIL 30, 2005 AND 2004


                                                        2005        2004
                                                     ----------  ----------
Cash Flows From Operating Activities:
Net loss                                             $(201,735)  $(407,502)
                                                     ----------  ----------

Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Professional fees settled in stock                           -       4,500
Compensation settled in stock                          181,043     171,450
CHANGES IN ASSETS AND LIABILITIES:
Decrease in accounts receivable                              -      17,450
Decrease in miscellaneous liabilities                     (640)          -
(Decrease )Increase in accounts payable and
accrued expenses                                       (70,100)     38,400
                                                     ----------  ----------
Net Cash (Used In) Operating Activities                (91,432)   (175,702)

Net Cash Provided by (used in) Investing Activities
Investment in Joint Venture                             56,500    (700,919)
                                                     ----------  ----------
Net Cash Provided by (used in) Investing Activities     56,500    (700,919)
                                                     ----------  ----------
Cash Flows From Financing Activities:
Proceeds from the sale of common stock, net             36,179     787,550
                                                     ----------  ----------
Cash Flows From Financing Activities                    36,179     787,550
                                                     ----------  ----------

Net Increase (Decrease) In Cash                          1,247     (89,071)
Cash, beginning of period                                    -      94,728
                                                     ----------  ----------
Cash, end of period                                  $   1,247   $   5,657
                                                     ==========  ==========

                          GREEN MOUNTAIN CAPITAL, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2005

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three months period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006. The un-audited consolidated financial statements should be read in conjunction with the consolidated January 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed net $552,500 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions.

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended January 31, 2005 and subsequent interim periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                                         2005        2004
                                                                      ----------  ----------
Net loss, as reported                                                 $(201,735)  $(407,502)
                                                                      ==========  ==========
Add: Total stock based employee compensation expense as reported
under intrinsic value method (APB. No. 25)                                    -           -
Deduct: Total stock based employee compensation expense as reported
under fair value based method (SFAS No. 123)                                  -           -
Net loss - Pro Forma                                                  $(201,735)  $(407,502)
                                                                      ==========  ==========
Basic (and assuming dilution) loss per share - as reported            $ (0.0002)  $ (47.666)

Basic (and assuming dilution) loss per share - Pro forma              $ (0.0002)  $ (47.666)


Revenue  Recognition
--------------------

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

Advertising  Costs
------------------

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the three months ended April 30, 2005 and 2004.



EFFECT  OF  RECENT  ACCOUNTING  PRONOUNCEMENTS

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                     Majestic      HMM        Total
Assets               $  25,000  $      900  $   25,900
Liabilities                  -         550         550
Net                     25,000         350      25,350
Consideration paid   $ 204,000  $1,020,000  $1,224,000
Goodwill recognized  $ 179,000  $1,019,650  $1,198,650
Goodwill impaired    $ 179,000  $1,019,650  $1,198,650

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed $552,500 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions. The transactions relating to the investment in LLC were as follows:

As of April 30, 2005, the summarized un-audited balance sheet of the Limited Liability Company was as follows:

                  April 30, 2005   January 31, 2005
                  ---------------  -----------------
Cash              $       530,129  $         586,629
Liabilities                     -                  -
Members' capital  $       530,129  $         586,629
                  ===============  =================



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

NOTE  D  -  CAPITAL  STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock with $0.0001 par value per share. As of April 30, 2005, the Company has issued and outstanding 899,088,279 shares of common stock. Also, the Company is authorized to issue 17,000,000 shares of preferred stock series A with $0.0001 par value per share. As of April 30, 2005, the Company has issued and outstanding 2,500,000 shares of preferred stock series A. The Company is authorized to issue 5,000,000 shares of preferred stock series B with $0.0001 par value per share. As of April 30, 2005 the Company has issued and outstanding 1,000,000 shares of preferred stock series B. The Company is authorized to issue 3,000,000 shares of preferred stock series C with $0.0001 par value per share. As of April 30, 2005 the Company has issued and outstanding 3,000,000 shares of preferred stock series B.

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

Common  Stock
-------------


During the three months ended April 30, 2005, the Company issued an aggregate of 298,333,334 shares of Common Stock to the employees under Employee Stock Compensation Plan in exchange for $36,179. The Company has recorded $8,950 as employee compensation expenses for the three months ended April 30, 2005 towards the difference between the market value of the stock on the dates of issuance and the amount actually received by the Company.

Preferred  Stock  Series  A
---------------------------

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

Preferred Stock Series C
------------------------

In February 2005, the Board of Directors authorized the issuance of 3,000,000 preferred shares Series C at $0.0001 per share to the President of the Company for settlement of unpaid compensation. These preferred shares have cumulative voting rights of 500:1.


NOTE E - RELATED PARTY TRANSACTIONS


In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed a net amount of $552,500 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions.

On April 1, 2004 the Company entered into a management agreement with Ameri-can Equipment Sales and Leasing. Under the terms of the agreement, Mr. Harland, president of Ameri-can Equipment Sales and Leasing, will provide employment services as the Company's president and chief executive officer. The agreement has a five year term expiring April 1, 2008 and pays Mr. Harland $210,000 per year, subject to an annual review by our board of directors. Mr. Harland is also entitled to a bonus of up to 50 percent of his base compensation based on annual performance criteria established annually by the board of directors. In addition, Mr. Harland will receive a monthly automobile allowance of $1,000. The Company can terminate this agreement at any time upon the payment of two times Mr. Harland's then-existing compensation, plus $1,000,000. During the three months ended April 30, 2005, the Company paid and accrued $0 as per the contract.

In January 2005, the Company terminated the contracts for the CFO and Corporate Secretary. Under the terms of these management contracts, each is entitled to 3 months notice or cash in lieu thereof. Accordingly, the company has recorded a liability for unpaid management fees aggregating $48,600. However, the CFO and Corporate Secretary have agreed to continue their employment with the company on a month-to-month basis until a suitable merger partner is found and the company is re-organized.

In February 2005, the Company issued 3,000,000 preferred shares series C with voting rights of 500:1 versus common shares to the Company's officer in exchange for $67,500 management compensation accrued as of January 31, 2005.


NOTE F - NON QUALIFIED STOCK COMPENSATION PLAN

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


NOTE  G  -  GOING  CONCERN  MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the three months ended April 30, 2005 and 2004, the Company incurred net losses of $201,735 and $407,502, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTE  H  -  SUBSEQUENT  EVENTS

On April 7, 2005, the holders of a majority of the Company's voting stock approved the followings:

1. The merger of Green Mountain Capital, Inc., a New Hampshire corporation ("Green Mountain New Hampshire") with and into Green Mountain Capital, Inc., a newly formed Nevada corporation ("Green Mountain Nevada");
2. Change the Company's domicile from New Hampshire to Nevada by means of a merger of Green Mountain New Hampshire, with and into Green Mountain Nevada;
3. An increase in the Company's authorized preferred stock from 25,000,000 shares to 250,000,000 shares under the articles of incorporation of Green Mountain Nevada, the surviving Nevada Corporation, which will replace the current articles of incorporation of Green Mountain New Hampshire;

MANAGEMENT'S  PLAN  OF  OPERATION

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

     Effective September 30, 2004 we changed our name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc."

     On April 7, 2005, a majority of our stockholders voted to approve a change in our state of incorporation from New Hampshire to Nevada by means of a merger permitted under the corporate statutes of both states. The merger and change in domicile will become effective upon the filing of the Articles of Merger with the Secretaries of State of New Hampshire and Nevada. As of the date of this Quarterly Report, the Articles of Merger have not yet been filed with the

Secretaries of State of New Hampshire and Nevada; as a result, the merger and the resulting change in domicile have not yet become effective.

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

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     As part of our investigation of potential merger candidates, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

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

EMPLOYEES

As of April 30, 2005, we employed one person.

FIRST QUARTER COSTS AND CHANGES IN
FINANCIAL  CONDITIONS

As of the date of this report, we have not recorded any revenues from operations.

RESULTS  OF  OPERATIONS

Three  months  ended  April  30,  2005  versus three months ended April 30, 2004

Revenues.   GMCI had revenues of $0 in the three months ended April 30, 2005 and
2004  respectively.

Total Operating Expenses. GMCI's total operating expenses decreased from $407,502 for the three months ended April 30, 2004 to $201,735 for the three months ended April 30, 2005. The decrease in operating expenses is principally due to reduction in corporate activity during 2005.

Net Loss. GMCI had a net loss of 407,502 or $47.67 per share, in the three months ended April 30, 2004 compared to a net loss of $201,735, or $0.0002 per share, in the comparable period for the three months ended April 30, 2005.


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

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN OUR JANUARY 31, 2005 FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES IN THE LAST TWO YEARS. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS


In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the end of its fiscal 2005. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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

                           PART II - OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS.

None

ITEM  2.   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

NONE.

ITEM  3.   DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     On April 7, 2005, the holders of a majority of the Company's voting stock, acting by written consent in lieu of a meeting, approved the following:

     1. The merger of Green Mountain Capital, Inc., a New Hampshire corporation ("Green Mountain New Hampshire") with and into Green Mountain Capital, Inc., a newly formed Nevada corporation ("Green Mountain Nevada");


     2. A change in our domicile from New Hampshire to Nevada by means of a merger of Green Mountain New Hampshire, with and into Green Mountain Nevada;

     3. Election of the sole director of Green Mountain Nevada, the surviving Nevada corporation;

     4. An increase in our authorized preferred stock from 25,000,000 shares to 250,000,000 shares under the articles of incorporation of Green Mountain Nevada, the surviving Nevada corporation, which will replace the current articles of incorporation of Green Mountain New Hampshire;

     5. Grant of discretionary authority to our board of directors to implement a reverse stock split of our common stock on the basis of one post-consolidation share for up to each 1,000 pre-consolidation shares to occur at some time within 12 months of the date of this information statement, with the exact time of the reverse split to be determined by the board of directors; and

     6. The following Green Mountain Capital, Inc. Stock Plans (the 'Stock Plans"):

          (a) Stock Plan for the Year 2004 No. 4, adopted by our directors on September 17, 2004 with 520,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan; and

          (b) Employee Stock Incentive Plan for the Year 2005, adopted by or directors on January 20, 2005, as amended on February 10, 2005, with 1,500,000,000 shares of our common stock in the aggregate authorized for issuance under the Plan, as amended.

     As of the record date, 1,198,754,942 shares of our common stock were issued and outstanding, 2,500,000 shares of our Series A preferred stock were issued and outstanding, 1,000,000 shares of our Series B preferred stock were issued and outstanding, and 3,000,000 shares of our Series C preferred stock were issued and outstanding.

     Each share of our common stock is entitled to one vote on all matters brought before our common stockholders. Pursuant to the articles of amendment to our articles of incorporation establishing Series A and Series C preferred stock, shares of our Series A and Series C preferred stock are not convertible into shares of our common stock. Pursuant to the articles of amendment to our articles of incorporation establishing Series B preferred stock, each share of our currently issued and outstanding Series B preferred stock is convertible into 200 fully paid and nonassessable shares of our common stock. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series A preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series A preferred stock held by such holder multiplied by 200. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series B preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series B preferred stock held by such holder multiplied by 200. On all matters submitted to a vote of the holders of our common stock, including, without limitation, the election of directors, a holder of shares of the Series C preferred stock is entitled to the number of votes on such matters equal to the number of shares of the Series C preferred stock held by such holder multiplied by 500.

     The total number of our common shares which voted in favor of each of the foregoing corporate actions was 68, the total number of shares of our Series A preferred stock which voted in favor of each of the foregoing corporate actions was 2,500,000, the total number of shares of our Series B preferred stock which voted in favor of each of the foregoing corporate actions was 1,000,000, and the total number of shares of our Series C preferred stock which voted in favor of each of the foregoing corporate actions was 3,000,000. As a result, the consenting stockholders had the power to vote 2,200,000,068 shares of our common stock, which number exceeded the majority of the issued and outstanding shares of our common stock on the record date.

     No shares of our capital stock voted against the foregoing corporate actions.

ITEM  5.   OTHER  INFORMATION.

None.

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)        Exhibits.

EXHIBIT NO.                                           IDENTIFICATION OF EXHIBIT
-----------  ---------------------------------------------------------------------------------------------------------

   3.1**     Articles of Incorporation
   3.2**     Articles of Amendment to the Articles of Incorporation.
   3.3**     Bylaws.

             Certification of Sydney A. Harland, President and Chief Executive Officer of Green Mountain Capital
   31.1*     Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002

             Certification of Mark Miziolek, Chief Financial Officer of Green Mountain Capital Inc., pursuant to 18
   31.2*     U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.

             Certification of Sydney A. Harland, President and Chief Executive Officer of Green Mountain Capital Inc.,
   32.1*     pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

             Certification of Mark Miziolek, Chief Financial Officer of Green Mountain Capital Inc., pursuant to 18
   32.2*     U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002

__________
*      Filed  herewith.
**     Previously  Filed.

(b)         Reports  on  Form  8-K.

     None.

--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Green  Mountain  Capital  Inc.
Dated  June  20,  2005

                                            By   /s/   Sydney  A.  Harland
                                              ----------------------------------
                                              Sydney  A.  Harland,
                                              President  and  Chief  Executive
                                              Officer