Form 10QSB
period 2005-07-31
Green Mountain Capital Inc.
filed 2005-09-20
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended July 31, 2005

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

                        Commission File Number: 001-14883

                           GREEN MOUNTAIN CAPITAL INC.
        (Exact name of small business issuer as specified in its charter)

                        Nevada                    16-1728655
                        ------                    ----------
               (State of incorporation)    (IRS Employer ID Number)

                       c/o Appleby Partners & Company, LLC
                             81 Greene Street, No. 3
                            New York, New York 10012
                    (Address of principal executive offices)

                                 (212) 274-8101
                           (Issuer's telephone number)

                         1207 Delaware Avenue, Suite 410
                             Buffalo, New York 14209
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Number  of  shares  of  common  stock  outstanding  as of  September  19,  2005:
899,088,276.

Transitional Small Business Format           YES  [  ]      NO  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ X ] NO [ ]

                                TABLE OF CONTENTS


                                                                            Page
PART I
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis or Plan of Operation
Item 3 Controls and Procedures
PART II
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                          GREEN MOUNTAIN CAPITAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                              JULY 31,      JANUARY 31,
                                                                                2005            2005
                                  ASSETS                                    ( UNAUDITED )
Current Assets:
Cash                                                                       $         1,247 $            --
                                                                           -------------------------------
Total current assets                                                                 1,247              --

Investment in Joint Venture                                                              --        586,629
Other Assets                                                                           646            646
                                                                           -------------------------------
                                                                           $         1,893 $      587,275
                                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available balance                              $             -- $          640
Accounts payable                                                                    87,000         73,100
Accrued management compensation (Note E)                                            41,150        125,150
                                                                           -------------------------------
Total Current Liabilities                                                          128,150        198,890
                                                                           -------------------------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $0.0001 per share; authorized 17,000,000 shares;
 2,500,000 issued and outstanding at July 31, 2005 and January 31, 2005,
 respectively                                                                          250            250
Preferred stock, Series B, par value, $0.0001 per share; authorized
5,000,000
 shares; 1,000,000 issued and outstanding at July 31 and January 31, 2005                --            100
Preferred stock, Series C, par value, $0.0001 per share; authorized
3,000,000
 shares; 3,000,000 and 0 sharesissued and outstanding at July 31, 2005 and
 January 31, 2005, respectively                                                        300              --
Common stock, par value, $0.0001 per share, authorized 10,000,000,000 shares; 899,088,279 and 600,754,942 shares issued and outstanding at
 July 31, 2005 and January 31, 2005, respectively                                   89,909         60,076
Additional paid in capital                                                      13,143,097     12,963,564
Subscription receivable                                                                  --         (7,556)
Accumulated deficit                                                            (13,359,813)   (12,628,049)
                                                                           -------------------------------
Total Stockholders' Equity                                                        (126,257)       388,385
                                                                           -------------------------------

Total Liabilities and Stockholders' Equity                                 $         1,893 $      587,275
                                                                           ===============================

   The accompanying notes are an integral part of these financial statements

                          GREEN MOUNTAIN CAPITAL, INC.
                        CONDENSED STATEMENT OF OPERATI0NS
            FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2005 AND 2004


                                                     2005           2004           2005         2004
Operating Expenses:
General and Administrative expenses             $      530,029 $    1,105,192 $      731,764$   1,512,694
                                                ----------------------------------------------------------

Total Operating Expenses                               530,029      1,105,192        731,764    1,512,694
                                                ----------------------------------------------------------

Loss from continuing operations before income
taxes                                                 (530,029)    (1,105,192)      (731,764)  (1,512,694)
Provision for income taxes                                   --              --              --            --
                                                ----------------------------------------------------------

Loss from continuing operations                       (530,029)    (1,105,192)      (731,764)  (1,512,694)
                                                ----------------------------------------------------------


Net loss                                        $     (530,029)$   (1,105,192)$     (731,764$  (1,512,694)
                                                ==========================================================

Loss per common share (basic and assuming
dilution), as restated for reverse stock split  $        (0.00)$        (0.02)$        (0.00$       (0.05)
Weighted average shares outstanding (Basic and
Diluted), as restated for reverse stock split      899,088,279     50,702,360    869,957,189   29,408,243












   The accompanying notes are an integral part of these financial statements

                          GREEN MOUNTAIN CAPITAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JULY 31, 2005 AND 2004

                                                                             2005             2004
Cash Flows From Operating Activities:
Net loss                                                                $     (731,764)  $    (1,512,694)
                                                                        ---------------  ----------------

Adjustments  to reconcile  net loss to net cash  provided by (used in) operating activities:
Professional fees settled in stock                                                   --            37,550
Compensation settled in stock                                                  181,043         1,007,200
Joint Venture Investment and Compensation
   exchanged for return of Preferred Stock                                     530,029
CHANGES IN ASSETS AND LIABILITIES:
Decrease in accounts receivable                                                      --                 --
Decrease in miscellaneous liabilities                                             (640)                --
(Decrease )Increase in accounts payable and
accrued expenses                                                               (70,100)          (96,000)
                                                                        ---------------  ----------------

Net Cash (Used In) Operating Activities                                        (91,432)         (563,944)

Net Cash Provided by (used in) Investing Activities
Investment in Joint Venture                                                     56,500          (686,000)
                                                                        ---------------  ----------------

Net Cash Provided by (used in) Investing Activities                             56,500          (686,000)
                                                                        ---------------  ----------------

Cash Flows From Financing Activities:
Proceeds from the sale of common stock, net                                     36,179         1,190,000
                                                                        ---------------  ----------------

Cash Flows From Financing Activities                                            36,179         1,190,000
                                                                        ---------------  ----------------

Net Increase (Decrease) In Cash                                                  1,247           (59,944)
Cash, beginning of period                                                            --            94,728
                                                                        ---------------  ----------------

Cash, end of period                                                     $        1,247   $        34,784
                                                                        ===============  ================







   The accompanying notes are an integral part of these financial statements

                          GREEN MOUNTAIN CAPITAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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

MERGER

On July 12, 2005, we changed our state of incorporation from New Hampshire to Nevada by means of a merger permitted under the corporate statutes of both states. The merger occurred between us and Green Mountain Capital Inc., a Nevada corporation, organized by us for the specific purpose of the change of domicile ("Green Mountain Nevada"). The merger was consummated pursuant to a Plan of Merger. The Plan of Merger provided that Green Mountain New Hampshire would merge with and into Green Mountain Nevada. Following the merger, Green Mountain Nevada was the surviving entity. The details of the merger and the accompanying change in our domicile are contained in our information statement, dated March 18, 2005, and our Current Report on Form 8-K, filed with the SEC on July 21, 2005.

CHANGE IN CONTROL

On August 11, 2005, we underwent a change in control of our Company. Appleby Partners & Company, LLC ("Appleby") became our controlling shareholder by purchasing from Sydney A. Harland ("Harland") all of our 2,500,000 issued and outstanding shares of the Series A preferred stock and all of our 3,000,000 issued and outstanding shares of Series C preferred stock pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") entered into between Appleby and Harland. The shares of the Series A Preferred Stock are not convertible to common stock and entitle the holder to 200 votes of our common stock. The shares of the Series C Preferred Stock are not convertible to common stock and entitle the holder to 500 votes of our common stock. The aggregate purchase price paid to Harland by Appleby for the Series A and Series C shares was $500,000 in cash. Of the purchase price, approximately $88,785 was used to settle our outstanding debts. In addition, $100,000 of the purchase price is being held in escrow for six months from the date thereof for the purpose of paying certain liabilities that we or Appleby may incur after the date of the Stock Purchase Agreement.

In connection with such change in control, on August 11, 2005, Harland resigned from his positions as our sole officer and agreed to resign from his position as our director within 10 days after the filing of a Form 14f-1. On August 11, 2005, Steven W. Bingaman, who is the principal of Appleby, was appointed as our director and our sole officer.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements of Green Mountain Capital Inc. (the "Company" or "we"), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes," "expects," "anticipates," "estimates" or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company's operations on management's current expectations, estimates, and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that the Company cannot predict. In particular, the Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company's actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

COMPANY  OVERVIEW

We were originally organized in 1998 under the laws of the State of New Hampshire under the name "ARS Networks, Incorporated". Initially, we engaged in the design and development of advanced railway communications and data management systems. We eventually elected to terminate these activities because we determined that it was not practical for us to pursue opportunities in such industries.

We decided instead to concentrate on formulating a new business plan focusing our efforts on identifying and closing planned acquisitions, building our company through steady calculated growth. Effective September 30, 2004 we changed our name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc." to better reflect our new business purpose and activities.

On July 12, 2005, we changed our state of incorporation from New Hampshire to Nevada by means of a merger permitted under the corporate statutes of both states. The merger occurred between us and Green Mountain Capital Inc., a Nevada corporation, organized by us for the specific purpose of the change of domicile ("Green Mountain Nevada"). The merger was consummated pursuant to a Plan of Merger. The Plan of Merger provided that Green Mountain New Hampshire would merge with and into Green Mountain Nevada. Following the merger, Green Mountain Nevada was the surviving entity. The details of the merger and the accompanying change in our domicile are contained in our information statement, dated March 18, 2005, and our Current Report on Form 8-K, filed with the SEC on July 21, 2005.

On August 11, 2005, we underwent a change in control of our Company. Appleby Partners & Company, LLC ("Appleby") became our controlling shareholder by purchasing from Sydney A. Harland ("Harland") all of our 2,500,000 issued and outstanding shares of the Series A preferred stock and all of our 3,000,000 issued and outstanding shares of Series C preferred stock pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") entered into between Appleby and Harland. The shares of the Series A Preferred Stock are not convertible to common stock and entitle the holder to 200 votes of our common stock. The shares of the Series C Preferred Stock are not convertible to common stock and entitle the holder to 500 votes of our common stock. The aggregate purchase price paid to Harland by Appleby for the Series A and Series C shares was $500,000 in cash. Of the purchase price, approximately $88,785 was used to settle our outstanding debts. In addition, $100,000 of the purchase price is being held in escrow for six months from the date thereof for the purpose of paying certain liabilities that we or Appleby may incur after the date of the Stock Purchase Agreement.

In connection with such change in control, on August 11, 2005, Harland resigned from his positions as our sole officer and agreed to resign from his position as our director within 10 days after the filing of a Form 14f-1. On August 11, 2005, Steven W. Bingaman, who is the principal of Appleby, was appointed as our director and our sole officer.

PLAN OF OPERATION

As of July 31, 2005, the Company had no business operations, revenues, or assets. Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

RESULTS OF OPERATION

For the three and six months ended July 31, 2005, the Company had no business operations, and, therefore, no revenues, as it had not for the three and six months ended July 31, 2004.

The Company's operating expenses consist primarily of general administrative fees and professional fees. The Company's operating expenses for the three and six months ended July 31, 2005 were $528,782 and $731,764 as compared with $1,105,192 and 1,512,694 for the three and six months ended July 31, 2004. Such decrease in operating expenses was primarily attributable to decreases in compensation settled in stock.

LIQUIDITY AND CAPITAL RESOURCES

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.



ITEM 3.     CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

No legal proceedings are pending against the Company or any of its officers or directors, and we have no knowledge that any such proceedings are threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.












Purchases of equity securities by the issuer and affiliated purchasers.


-------------------------------------------------------------------------------------------------------------
                            SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------------------------------------------------------------------------------
                                (a)                   (b)                 (c)                    (d)
                          Total Number           Average Price      Total Number               Maximum
                          of Shares (or          Paid per Share     of Shares (or           Number (or
                          Units)                   (or Unit)          Units)               Approximate
                          Purchased                                 Purchased as           Dollar Value)
                                                                   Part of Publicly        of Shares (or
                                                                    Announced              Units) that May
                                                                      Plans or                Yet Be
                                                                     Programs               Purchased
                                                                                           Under the Plans
        Period                                                                               or Programs
----------------------- --------------------- -------------------- --------------------- --------------------
May 1, 2005 through     0                     0                    0                     0
May 31, 2005
----------------------- --------------------- -------------------- --------------------- --------------------
June 1, 2005 through    0                     0                    0                     0
June 30, 2005
----------------------- --------------------- -------------------- --------------------- --------------------
July 1, 2005 through    1,000,000 shares of   $0.20 (1)            0                     0
July 31, 2005           Series B Preferred
                        Stock (1)
----------------------- --------------------- -------------------- --------------------- --------------------
Total:                  1,000,000  shares of  $0.20 (1)            0                     0
                        Series  B  Preferred
                        Stock (1)
----------------------- --------------------- -------------------- --------------------- --------------------

(1) Effective July 19, 2005, Sydney Harland, who on such date was our director and our Chief Executive Officer, Chief Financial Officer, and President, contributed his 1,000,000 shares of the Series B Preferred Stock of the Company to the Company. The 1,000,000 shares of the Company's Series B Preferred Stock were convertible into 200,000,000 shares of the common stock of the Company. In exchange for Mr. Harland's contribution of the Series B Preferred Stock, the Company agreed to issue to Mr. Harland 100 common shares in Vermont Motor Cars, Inc. The 100 common shares in Vermont Motor Cars, Inc. were worth approximately $200,000.00 on the date of their issuance.






ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.     EXHIBITS

--------------- ----------------------------------------- -------------------------------------------------
 Exhibit No.                  Description                                   Where Found
--------------- ----------------------------------------- -------------------------------------------------
2.1             Articles of Merger filed with the         Previously filed with the Company's Current
                Nevada Secretary of State on July 11,     Report on Form 8-K, filed with the SEC on July
                2005                                      21, 2005
--------------- ----------------------------------------- -------------------------------------------------
2.2             Articles of Merger filed with the New     Previously filed with the Company's Current
                Hampshire Secretary of State on July      Report on Form 8-K, filed with the SEC on July
                11, 2005                                  21, 2005
--------------- ----------------------------------------- -------------------------------------------------
2.3             Plan of Merger                            Previously filed with the Company's Current
                                                          Report on Form 8-K, filed with the SEC on July
                                                          21, 2005
--------------- ----------------------------------------- -------------------------------------------------
3.1             Certificate of Incorporation              Previously filed with the Company's Information
                                                          Statement on Schedule 14C, filed with the SEC
                                                          on March 18, 2005
--------------- ----------------------------------------- -------------------------------------------------
3.2             Certificate of Amendment of Certificate   Previously filed with the Company's Information
                of Incorporation                          Statement on Schedule 14C, filed with the SEC
                                                          on March 18, 2005
--------------- ----------------------------------------- -------------------------------------------------
3.3             Bylaws                                    Previously filed with the Company's Information
                                                          Statement on Schedule 14C, filed with the SEC
                                                          on March 18, 2005
--------------- ----------------------------------------- -------------------------------------------------
10.1            Stock Purchase Agreement, dated August    Previously filed with the Company's Current
                11, 2005, by and among the Company,       Report on Form 8-K, filed with the SEC on
                Sydney Harland, and Appleby Partners &    August 15, 2005
                Company, LLC
--------------- ----------------------------------------- -------------------------------------------------
10.2            Escrow   Agreement,   dated  August  11,  Previously filed with the Company's Current
                2005,  by and among the Company,  Sydney  Report on Form 8-K, filed with the SEC on
                Harland,  Appleby  Partners  &  Company,  August 15, 2005
                LLC, and Glast,
                Phillips, & Murray, P.C.
--------------- ----------------------------------------- -------------------------------------------------
31.1            Rule 13a-14(a)/15d14(a) Certifications    Attached Hereto
--------------- ----------------------------------------- -------------------------------------------------
32.             Section 1350 Certifications Attached Hereto
--------------- ----------------------------------------- -------------------------------------------------

                                   SIGNATURES

            In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2005


                           GREEN MOUNTAIN CAPITAL INC.


                            By:   /s/ Steven W. Bingaman
                            Name: Steven W. Bingaman
                            Title:Chief Executive Officer, Chief
                                  Financial Officer, President, and Director