Form 10QSB
period 2005-10-31
Green Mountain Capital Inc.
filed 2005-12-20
CIK 1081856

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended October 31, 2005

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



                          201 South Biscayne Boulevard
                                   28th Floor
                              Miami, Florida 33131


                    (Address of principal executive offices)

                                 (917) 620 6401
                           (Issuer's telephone number)

                       c/o Appleby Partners & Company, LLC
                             81 Greene Street, No. 3
                            New York, New York 10012
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

Number of shares of common stock outstanding as of December 19, 2005:899,088,276

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          GREEN MOUNTAIN CAPITAL, INC.
                            CONDENSED BALANCE SHEETS


                                                                              October 31,      JANUARY 31,
                                                                                2005            2005
                                  ASSETS                                    ( UNAUDITED )
Current Assets:
Cash                                                                       $           --  $          --
                                                                           -------------------------------
Total current assets                                                                   --             --

Investment in Joint Venture                                                            --         586,629
Other Assets                                                                           --             646
                                                                           -------------------------------
                                                                           $           --  $      587,275
                                                                           ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Cash disbursed in excess of available balance                              $           --  $          640
Accounts payable                                                                       --          73,100
Accrued management compensation (Note E)                                               --         125,150
                                                                           -------------------------------
Total Current Liabilities                                                              --         198,890
                                                                           -------------------------------

STOCKHOLDERS' EQUITY:
Preferred stock, par value, $0.0001 per share; authorized 250,000,000 shares;
   Series A, 2,500,000 shares issued and outstanding at
     October 31, 2005 and January 31, 2005, respectively                               250            250
   Series B, 0 and 1,000,000 shares issued and outstanding at
     October 31 and January 31, 2005                                                   --             100
   Series C, 3,000,000 and 0 shares issued and outstanding at
     October 31, 2005 and January 31, 2005, respectively                               300            --
Common stock, par value, $0.0001 per share, authorized 10,000,000,000 shares; 899,088,279 and 600,754,942 shares issued and outstanding at
 October 31, 2005 and January 31, 2005, respectively                                89,909         60,076
Additional paid in capital                                                      13,272,642     12,963,564
Subscription receivable                                                                --          (7,556)
Accumulated deficit                                                            (13,363,101)   (12,628,049)
                                                                           -------------------------------
Total Stockholders' Equity                                                             --         388,385
                                                                           -------------------------------

Total Liabilities and Stockholders' Equity                                 $           --  $      587,275
                                                                           ===============================




   The accompanying notes are an integral part of these financial statements

                          GREEN MOUNTAIN CAPITAL, INC.
                        CONDENSED STATEMENT OF OPERATI0NS
          FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004


                                                     2005           2004           2005         2004
Operating Expenses:
General and Administrative expenses             $        3,288   $  2,348,519   $    735,052   $3,861,213
                                                ----------------------------------------------------------

Total Operating Expenses                                 3,288      2,348,519        735,052    3,861,213
                                                ----------------------------------------------------------

Loss from continuing operations before income
taxes                                                   (3,288)    (2,348,519)      (735,052)  (3,861,213)
Share of loss in joint venture                                         (4,000)                     (4,000)
Provision for income taxes                                 --             --             --           --
                                                ----------------------------------------------------------

Loss from continuing operations                         (3,288)    (2,352,519)      (735,052)  (3,865,213)
                                                ----------------------------------------------------------


Net loss                                        $       (3,288)  $ (2,352,519)  $   (735,052)  $(3,865,213)
                                                ==========================================================

Loss per common share (basic and assuming
dilution), as restated for reverse stock split  $        (0.00)$        (0.60)$        (0.00)$       (2.68)
Weighted average shares outstanding (Basic and
Diluted), as restated for reverse stock split      899,088,279         3,946,218   899,088,279      1,444,957




   The accompanying notes are an integral part of these financial statements

                          GREEN MOUNTAIN CAPITAL, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED OCTOBER 31, 2005 AND 2004

                                                                             2005             2004
Cash Flows From Operating Activities:
Net loss                                                                $     (735,052)  $    (3,865,213)
                                                                        ---------------  ----------------

Adjustments  to reconcile  net loss to net cash  provided by (used in) operating activities:
Professional fees settled in stock                                                 --             39,250
Compensation settled in stock                                                  181,043         3,143,800
Valuation allowance against investment                                             --              6,000
Share of loss in joint venture                                                     --              4,000
Joint Venture Investment and Compensation
   exchanged for return of Preferred Stock                                     530,029
CHANGES IN ASSETS AND LIABILITIES:
Decrease in accounts receivable                                                    --                --
Decrease (Increase) in cash disbursed in excess of available balance              (640)            4,332
(Decrease)Increase in accounts payable and accrued expenses                    (73,100)         (102,150)
(Decrease) in accrued management compensation                                 (125,150)              --
                                                                        ---------------  ----------------

Net Cash (Used In) Operating Activities                                       (222,870)         (769,981)

Net Cash Provided by (used in) Investing Activities
Investment in Joint Venture                                                     56,500          (626,000)
                                                                        ---------------  ----------------

Net Cash Provided by (used in) Investing Activities                             56,500          (626,000)
                                                                        ---------------  ----------------

Cash Flows From Financing Activities:
Proceeds from the sale of common stock, net                                     36,179         1,301,253
Other proceeds                                                                 130,191               --
                                                                        ---------------  ----------------

Cash Flows From Financing Activities                                           166,370         1,301,253
                                                                        ---------------  ----------------

Net Increase (Decrease) In Cash                                                     --          (94,728)
Cash, beginning of period                                                           --           94,728
                                                                        ---------------  ----------------

Cash, end of period                                                     $           --   $            --
                                                                        ===============  ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS

Common stock issued for services                                        $           --   $         39,250
Compensation settled in common stock                                    $           --   $      3,143,800



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the nine months period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended January 31, 2006. The un-audited consolidated financial statements should be read in conjunction with the consolidated January 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

In connection with such change in control, on August 11, 2005, Harland resigned from his positions as our sole officer and resigned from his position as our director on September 26, 2005. On August 11, 2005, Steven W. Bingaman, who is the principal of Appleby, was appointed as our director and our sole officer. On September 29, 2005 Shmuel Shneibalg was elected director, Chief Executive Officer. Chief Financial Officer, President and Secretary. On September 29, 2005 Steven W Bingaman resigned as an officer and Director of the registrant.

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

In connection with such change in control, on August 11, 2005, Harland resigned from his positions as our sole officer and resigned from his position as our director on September 26, 2005. On August 11, 2005, Steven W. Bingaman, who is the principal of Appleby, was appointed as our director and our sole officer. On September 29, 2005 Shmuel Shneibalg was elected director, Chief Executive Officer. Chief Financial Officer, President and Secretary. On September 29, 2005 Steven W Bingaman resigned as an officer and Director of the registrant.

PLAN OF OPERATION

As of October 31, 2005, the Company had no business operations, revenues, or assets. Our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended. We do not restrict our search to any specific business; industry or geographical location and we may participate in a business venture of virtually any kind or nature.

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

As part of our investigation of potential merger candidates, our sole officer and director will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of our financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity, our relative negotiation strength and that of the other management.

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

Our sole officer and director will meet personally with management and key personnel of the business opportunity as part of their investigation. We will not acquire or merge with any company for which audited financial statements cannot be obtained within four days after closing of the proposed transaction, as required by the Exchange Act.

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

RESULTS OF OPERATION

For the three and nine months ended October 31, 2005, the Company had no business operations, and, therefore, no revenues, as it had not for the three and nine months ended October 31, 2004.

The Company's operating expenses consist primarily of general administrative fees and professional fees. The Company's operating expenses for the three and nine months ended October 31, 2005 were $3,288 and $735,052 as compared with $2,348,519 and 3,861,213 for the three and nine months ended October 31, 2004. Such decrease in operating expenses was primarily attributable to decreases in compensation settled in stock.

LIQUIDITY AND CAPITAL RESOURCES

On November 1, 2005, the Company raised $464,000 by issuing Promissory Notes due January 15, 2005 and on December 2, 2005 the Company issued an additional $1,050,000 of said Notes. Interest accrues on the Notes at the rate of 8% per annum. Prior to December 15, 2005, the investor has the right to convert the Note to shares of common stock of the Company pursuant to an equity for debt formula to be established. None of the Notes have been converted to shares of common stock. The Notes are due and payable on January 15, 2005.

For each $2 of Notes issued, the investor was to receive 2 shares of common stock. There are no registration rights associated with the common stock. The Notes and common stock were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

We are currently negotiating with Cayman Lender, Ltd., a Cayman Islands corporation, for working capital advances to be provided to us in exchange for shares of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 1, 2005, the Company raised $464,000 by issuing Promisory Notes due January 15, 2005 and on December 2, 2005 the Company issued an additional $1,050,000 of said Notes. Interest accrues on the Notes at the rate of 8% per annum. Prior to December 15, 2005, the investor has the right to convert the Note to shares of common stock of the Company pursuant to an equity for debt formula to be established. None of the Notes have been converted to shares of common stock.Mercer Capital Inc. was paid a commission of 13% in cash ($196,820) and is due 227,100 common shares and 227,100 warrants at $.85 exercisable for 3 years. For each $2 of Notes issued, the investor was to receive 2 shares of common stock. There are no registration rights associated with the common stock. The Notes and common stock were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each investor represented to the Company that it is an accredited investor and that it purchased the securities for its own account not for distribution


Purchases of equity securities by the issuer and affiliated purchasers. There were no purchases of equity securities by the Company or its affiliates during the quarter ended October 31, 2005 and through the date of this report.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS


--------------- ----------------------------------------- -------------------------------------------------
 Exhibit No.                  Description                                   Where Found
--------------- ----------------------------------------- -------------------------------------------------
4.1             Form of Note and Promissory Note Bridge
                Purchase Agreement                        To be filed at a later date
--------------- ----------------------------------------- -------------------------------------------------
31.1            Rule 13a-14(a)/15d14(a) Certifications    Attached Hereto
--------------- ----------------------------------------- -------------------------------------------------
32.             Section 1350 Certifications               Attached Hereto
--------------- ----------------------------------------- -------------------------------------------------

                                   SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 20, 2005

                           GREEN MOUNTAIN CAPITAL INC.





BY:   /S/SHMUEL SHNEIBALG
NAME: SHMUEL SHNEIBALG
TITLE: CHIEF EXECUTIVE OFFICER, CHIEF
      FINANCIAL OFFICER, PRESIDENT, AND DIRECTOR