Form 10KSB
period 2006-01-31
Green Mountain Capital Inc.
filed 2006-05-10
CIK 1081856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

                        Commission File Number: 001-14883

                          GREEN MOUNTAIN CAPITAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Nevada                              16-1728655
                      ------                              ----------
         (State or other jurisdiction of       (IRS Employer Identification No.)
                  incorporation)

                    201 South Biscayne Boulevard, 28th Floor
                              Miami, Florida 33131
                              --------------------
                    (Address of principal executive offices)

                                 (917) 620-6401
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

The issuer's revenues for its most recent fiscal year was $0.

Based on the closing sales price of the Common Stock on May 7, 2006 as reported on http://finance.yahoo.com, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 7, 2006 (a date within the past 60 days) was $8,771,925.

The number of shares outstanding of the issuer's class of common stock outstanding as of May 9, 2006 is 13,495,269.

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [ ] No [X].

                                      INDEX

                                                                                                         PAGE
PART I
    Item 1.     Description of business..................................................................1...
    Item 2.     Description of property..................................................................7...
    Item 3.     Legal proceedings........................................................................7...
    Item 4.     Submission of matters to a vote of security holders......................................7...

PART II
    Item 5.     Market for common equity and related stockholder matters.................................7...
    Item 6.     Management's discussion and analysis or plan of operation................................8...
    Item 7.     Financial statements....................................................................10...
    Item 8.     Changes in and disagreements with accountants on accounting and financial disclosure..............................................................................10...
    Item 8a.    Controls and procedures.................................................................11...
    Item 8b.    Other information.......................................................................11...

PART III
    Item 9.     Directors, executive officers, promoters and control persons; compliance with section 16(a) of the exchange act ......................................................12...
    Item 10.    Executive compensation..................................................................13...
    Item 11.    Security ownership of certain beneficial owners and management..........................14...
    Item 12.    Certain relationships and related transactions..........................................14...
    Item 13.    Exhibits................................................................................15...
    Item 14.    Principal accountant fees and services..................................................15...

SIGNATURES
CERTIFICATIONS

                                     PART I

         THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS FORM 10-KSB THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THOSE THAT ARE NOT HISTORICAL IN NATURE, PARTICULARLY THOSE THAT USE TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "ANTICIPATES," "CONTEMPLATES," "ESTIMATES," "BELIEVES," "PLANS," "PROJECTED," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF THESE SIMILAR TERMS. IN EVALUATING THESE FORWARD-LOOKING STATEMENTS, YOU SHOULD CONSIDER VARIOUS FACTORS, INCLUDING THOSE LISTED BELOW UNDER THE HEADING "ITEM
1. RISK FACTORS RELATED TO OUR BUSINESS". THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS, EXCEPT AS OTHERWISE REQUIRED UNDER THE APPLICABLE FEDERAL SECURITIES LAWS.

         AS USED IN THIS FORM 10-KSB, REFERENCES TO THE "COMPANY," "WE," "OUR" OR "US" REFER TO GREEN MOUNTAIN CAPITAL, INC., UNLESS THE CONTEXT OTHERWISE INDICATES.

ITEM 1.  DESCRIPTION OF BUSINESS

A.       COMPANY OVERVIEW

We were originally organized in 1998 under the laws of the State of New Hampshire under the name "ARS Networks, Incorporated". Initially, we engaged in the design and development of advanced railway communications and data management systems. We eventually elected to terminate these activities because we determined that it was not practical for us to pursue opportunities in such industries.

We decided instead to concentrate on formulating a new business plan focusing our efforts on identifying and closing planned acquisitions, building our company through steady calculated growth. Effective September 30, 2004, we changed our name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc." to better reflect our new business purpose and activities.

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

On August 11, 2005, we underwent a change in control of our Company. Appleby Partners & Company, LLC ("Appleby") became our controlling shareholder by purchasing from Sydney A. Harland ("Harland") all of our 2,500,000 issued and outstanding shares of the Series A preferred stock and all of our 3,000,000 issued and outstanding shares of Series C preferred stock pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") entered into between Appleby and Harland. The shares of the Series A Preferred Stock are not convertible to common stock and entitle the holder to 200 votes of our common stock. The shares of the Series C Preferred Stock are not convertible to common stock and entitle the holder to 500 votes of our common stock. The aggregate purchase price paid to Harland by Appleby for the Series A and Series C shares was $500,000 in cash. Of the purchase price, approximately $88,785 was used to settle our outstanding debts. In addition, $100,000 of the purchase price is being held in escrow for six months from the date thereof for the purpose of paying certain liabilities that we or Appleby may incur after the date of the Stock Purchase Agreement. In February 2006, the escrow was terminated and the funds held in escrow were released to Harland.

In connection with such change in control, on August 11, 2005, Harland resigned from his positions as our sole officer and resigned from his position as our director on September 26, 2005. On August 11, 2005, Steven W. Bingaman, who is the principal of Appleby, was appointed as our director and our sole officer. On September 29, 2005, Steven W. Bingaman resigned as an officer and Director of the Company, and Shmuel Shneibalg was elected director, Chief Executive Officer, Chief Financial Officer, President, and Secretary.

On January 12, 2006, the Company underwent a reverse stock split. On such date, shares of common stock held by each stockholder of record were automatically consolidated at the rate of one for one thousand (1 for 1,000) without any further action on the part of the stockholders.

On December 30, 2005, the Company redeemed all of its issued and outstanding shares of Series A Preferred Stock and Series C Preferred Stock by purchasing from 2,500,000 shares of Series A Preferred Stock and 3,000,000 shares of Series C Preferred Stock. In consideration therefore, the Company issued to Appleby a promissory note, in the principal amount of $500,000. Such promissory note was subsequently assigned by Appleby to Cayman Lender, Ltd., a Cayman Islands corporation.

B.       BUSINESS HISTORY

Initially, we were engaged in the business of developing certain technologies known as Crosslogix TM ("Crosslogix") and Refilter Exchaust Filter System ("Refilter"). Crosslogix was a private wireless network developed for the purpose of being used in the management of railway traffic control and public safety. While Crosslogix was developed for the purposes of improving safety at rail crossings, it could have supported numerous applications in real time data collection, processing, monitoring and information analysis. The Refilter Exhaust Filter System was designed for the purpose of reducing particle emissions from combustion engines and had applications in transportation, mining and construction as well as other industries. Our approach was to bring our Crosslogix and Refilter technology to market through, licensing relationships and joint venture programs, depending on the opportunity that made the most sense to complete and market our technology.

We eventually elected to terminate these activities. We were in discussions with a major engineering company that presented a proposal to complete Crosslogix at an estimated cost of $600,000. Six to nine months of time would have been required to complete the project. This would have been the first stage of an arrangement that would have the company complete Crosslogix's business plan and market the system through licensing relationships to the US railway industry. However, we were not able to come to an agreement to advance the project in a mutually beneficial way. In the case of the Re-Filter technology, the diesel engine manufacturers introduced many changes in new diesel engine technology intended to meet EPA and other international environmental agency requirements. While there was an ongoing opportunity in the replacement market, our resources were such that it was not practical to pursue these opportunities.

We decided, instead, to concentrate on formulating a new business plan focusing our efforts on identifying and closing planned acquisitions, building our company through steady calculated growth. Our purpose became to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended.

C.       CURRENT BUSINESS ACTIVITIES

As of January 31, 2006, the Company had no business operations or revenues. As discussed above, our current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a corporation which is registered under the Securities Exchange Act of 1934, as amended.

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

Pending Acquisition of Internet Telecommunications, PLC

On January 13, 2006, the Company executed a Share Exchange Agreement (the "Agreement") with Internet Telecommunications, PLC, an English corporation ("ITPLC"), the stockholders of ITPLC, and Steven Bingaman and his affiliates. Pursuant to the Agreement, at closing the Company will acquire all of ITPLC's issued and outstanding shares of common stock in exchange for shares of common stock and warrants of the Company, as further described below.

However, consummation of the transaction will not take place unless and until certain conditions have occurred. If and when the transaction is consummated, the Company will file a Form 8-K to disclose the details of the consummation of the business combination and the business of ITPLC, together with all other material items of disclosure, including without limitation, audited financial statements of ITPLC.

The Agreement may be terminated at any time prior to the consummation of the closing by the Company or by the ITPLC stockholders, if (a) the closing shall not have been consummated on or before April 13, 2006 or (b) if either party's due diligence investigation indicates that any of the information provided for in the Agreement or in any of the information provided by the other party is inaccurate, incomplete or untrue in any way, or if such due diligence investigation reveals any facts, circumstances, liabilities or conditions that, in such party's discretion, may adversely affect the value or prospects of the other party or that may expose the other party to any liability not heretofore fully disclosed. In addition, the closing is subject, including without limitation, to the following conditions: (a) prior to the closing, an entity affiliated with Mr. Bingaman will have caused to be invested in the Company an aggregate of $3,000,000, less all amounts previously loaned to ITPLC, and less financing costs of up to 13%; (b) the Company shall have received from ITPLC historical financial statements and other information about ITPLC as required to be included in a Form 8-K to be filed by the Company with the United States Securities and Exchange Commission in connection with the closing, all in form and content satisfying the requirements of the SEC; and (c) all other documents requested by the Company shall have been delivered.

At the closing, the stockholders of ITPLC shall exchange their shares of ITPLC's common stock for (a) 22.5 million newly issued restricted shares of common stock of the Company and (b) 3.2 million warrants, each of which shall allow the holder thereto to purchase one share of common stock of the Company at a purchase price of $1.00, exercisable prior to January 10, 2011. In addition, as noted above, an affiliate of Mr. Bingaman has undertaken to have caused to be invested in the Company, prior to or at the closing an aggregate of $3,000,000, less all amounts previously loaned to ITPLC, and less financing costs of up to 13%.

Settlement with Cayman Lender, Ltd.

In reliance upon the exemption from registration set forth in Section 3 (a) (10) of the Securities Act of 1933, as amended, the Company intends to issue 21,300,000 shares of its common stock to Cayman Lender, Ltd., a Cayman Islands exempted company in voluntary liquidation ("Cayman"), in exchange for Cayman's claims against the Company pursuant to the terms of an agreement (the "Exchange Agreement") entered into between the Company and Cayman in Voluntary Liquidation. Such shares have not yet been issued. The facts upon which such exemption will be based are as follows:

On January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement, and the Court approved the terms of the Exchange Agreement and found them to be fair to Cayman. Absent an order from the Court approving the terms of the Exchange Agreement and declaring them to be fair to Cayman (the entity to receive the subject securities) there would have been no basis for reliance upon the exemption set forth in Section 3 (a) (10) for the issuance of shares of common stock to be issued to Cayman.

Prior to the Hearing, Cayman had entered into voluntary liquidation under Cayman law, so that, when Cayman entered into the Exchange Agreement, it was in liquidation, and the Exchange Agreement was the means by which Cayman's Liquidators sought and obtained court approval for Cayman to receive shares of the Common Stock of the Company in exchange for Cayman's claims (then totaling $3,700,000.00) against the Company, pursuant to Section 3 (a) (10) of the Securities Act of 1933, as amended. By virtue of a previous agreement (the "Loan Agreement") dated November 1, 2005, entered into between the Company, Cayman, and Asset Growth Partners & Company, LLC, a New York limited company doing business as "AGP & Company" ("AGP"), the Company had received $3,700,000.00 in loans ("Past Loans") from Cayman. The Loan Agreement provides that, on demand, the Company can require Cayman to make additional advances to the Company not to exceed $21,300,000.00 ("Future Loans"). The Company may obtain Future Loans so as to be able to continue to implement its re-organization by integrating the operations of ITPLC into the Company's own business plan.

By virtue of the fact that Cayman is now, and will be, in liquidation, its activities with respect to the Loan Agreement (and the Exchange Agreement) are and will be conducted under the auspices of the Liquidation Proceedings. In that connection, in the Exchange Agreement the Liquidators indicated that, assuming the acquisition of ITPLC by the Company, then (a) as a result of the Past Loans, the Company had already increased its shareholder value, and, as a result of the Future Loans, and it was anticipated that the Company would continue to increase its shareholder value; and (b) the Liquidators believed that it would be fair for, and in the best interest of, Cayman to exchange both its Past and Future Claims against the Company for equity in the Company, namely, shares of Common

Stock of the Company with a view to obtaining the benefit of Section 3(a)(10) of the Securities Act of 1933, as amended (the "Securities Act").

To that end, the Liquidators  proposed that during the term of the  Liquidation,
(a) that Past Claims of Cayman (totaling $3,700,000.00) be exchanged for that number of shares of Common Stock of the Company as are obtained by dividing the dollar amount of Past Claims by $0.1737089, so that Cayman would exchange its Past Claims against the Company for 21,300,000 shares; and (b) that Future Claims of Cayman (up to $21,300,000.00) be exchanged for that number of shares of Common Stock of the Company as are obtained by dividing the dollar amount of Future Claim(s) by no less than 30 % of the Bid price of the Company's Common as reported on the Over the Counter Bulletin Board, or any exchange on which shares of the Company's common stock are traded.

Absent the recommendation of the Liquidators that Cayman's Claims against the Company for these Loans be exchanged for Common Stock of the Company (followed by the approval of the Exchange Agreement by the Court), these Claims would have had to have been repaid in cash, as per the Loan Agreement.

As noted above, on January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement. During the Hearing the Court took testimony, and during the Hearing, the Court found and ordered

(a) that the Court had subject matter and IN PERSONAM jurisdiction;

(b) that all person(s), namely, Cayman, to whom the Company proposed, pursuant to the Exchange Agreement, to issue shares of the Company's Common Stock, in exchange for claims held by Cayman against the Company, received lawful prior notification of, and the opportunity to be heard at, such Hearing, and Cayman had adequate information about the proposed exchange so as to enable it to exercise its rights in a meaningful way;

(c) that the Court was advised prior to the Hearing that if the terms and conditions of the Exchange Agreement were approved, the securities to be issued by the Company, and to be received by Cayman pursuant to the Exchange Agreement, namely, shares of Common Stock of the Company, would not be required to be registered under the Securities Act of 1933, as amended, by virtue of the exemption from registration set forth in Section 3 (a) (10) of the Securities Act;

(d) that the Court requested, received, and declared that it had adequate information about the proposed exchange so as to be able to consider the matter in a meaningful way; and

(e) that the terms of the Exchange Agreement by means of which the Company is to issue, and Cayman is to receive, at the formulas set forth in the Exchange Agreement, shares of the Common Stock of the Company in exchange for Cayman 's Claims (Past and Future) against the Company are fair to Cayman.

After the Hearing, Cayman was provided with an opinion from Cayman Counsel which reflected the foregoing.


ITEM 2...DESCRIPTION OF PROPERTY

None.

ITEM 3...LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4...SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of the fiscal year ended January 31, 2006.

                                     PART II

ITEM 5...MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)   MARKET   INFORMATION.   The   Company's   common   stock   trades  on  the
Over-the-Counter-Bulletin-Board under the symbol GMOC.OB.

(b) HOLDERS. On May 8, 2006, there were more than 1,500 holders of record of the Company's common stock.

(c) DIVIDENDS. The Company has not declared or paid any cash dividends on its common stock nor does it anticipate paying any in the foreseeable future. Furthermore, the Company expects to retain any future earnings to finance its operations and expansion. The payment of cash dividends in the future will be at the discretion of its Board of Directors and will depend upon its earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS. The Company does not have any equity compensation plans.

(e) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

Between November 1, 2005 and December 2, 2005, the Company raised an aggregate of $2,000,000 by issuing Promissory Notes due January 15, 2006 (the "Notes").

For each $1 in principal of each Note issued, the holder of the Note received 1/2 share of the Company's common stock; an aggregate of 1,000,000 shares of common stock was issued to the holders of the Notes. There are no registration rights associated with the common stock. Interest accrues on the Notes at the rate of 8% per annum. Although, prior to December 15, 2005, the holders of the Notes had the right to convert their Notes to shares of common stock of the Company pursuant to an equity for debt formula to be established, none of the Notes were converted to shares of common stock. In connection with the loans, the Company paid commissions of $260,000, legal fees of $25,000 and issued 300,000 shares of Common Stock and 300,000 warrants to third parties. The exercise price of the warrants is $0.85 per share with a fair value of $0.88 and expire January 15, 2009. The Company has recorded total debt issue costs of $559,588, of which $285,000 was paid in cash, $264,000 pertains to the stock and $10,588 pertains to the warrants. The Notes and common stock were issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Each investor represented to the Company that it is an accredited investor and that it purchased the securities for its own account not for distribution.

(F) PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6.           PLAN OF OPERATION

PLAN OF OPERATIONS

The Company had no operations or revenues during the fiscal year ended January 31, 2006. Going forward, the Company intends to consummate the closing of its acquisition of Internet Telecommunications, PLC, an English corporation, pursuant to the Share Exchange Agreement, dated January 13, 2006, between the Company, ITPLC, and Steven W. Bingaman.

RESULTS OF OPERATIONS

Comparison of the fiscal year ended January 31, 2006 to the fiscal year ended January 31, 2005

The Company had no income for the fiscal years ended January 31, 2006 and 2005. The Company's operating expenses during the fiscal year ended January 31, 2006 amounted to $2,882,507. Such expenses consisted of consulting fees in the amount of $1,247,500, general and administrative expenses in the amount of $1,075,419, and debt issuance costs of $559,588. The Company's operating expenses during the fiscal year ended January 31, 2005 amounted to $4,152,067. Such decrease in operating expenses between the fiscal year ended January 31, 2006 and that ended January 31, 2005 was due primarily to a decrease in general and administrative expenses.

Comparison of the fiscal year ended January 31, 2005 to the fiscal year ended January 31, 2004

The Company had no income for the fiscal years ended January 31, 2005 and 2004. The Company's operating expenses during the fiscal year ended January 31, 2005 increased to 4,152,067 from $2,980,775 for the fiscal year ended January 31, 2004. Such expenses consisted primarily of general and administrative fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $3,791,750 and $4,157,517 from operations during the years ended January 31, 2006 and 2005, respectively. The Company's current liabilities exceed its current assets by $3,337,971 and $198,890 at January 31, 2006 and 2005, respectively.

Between November 1, 2005 and December 2, 2005, the Company raised an aggregate of $2,000,000 by issuing Promissory Notes due January 15, 2006 (the "Notes"). For each $1 in principal of each Note issued, the holder of the Note received 1/2 share of the Company's common stock; an aggregate of 1,000,000 shares of common stock was issued to the holders of the Notes. There are no registration rights associated with the common stock. Interest accrues on the Notes at the rate of 8% per annum. Although, prior to December 15, 2005, the holders of the Notes had the right to convert their Notes to shares of common stock of the Company pursuant to an equity for debt formula to be established, none of the Notes were converted to shares of common stock. Mercer Capital Inc. was paid a commission of 264,000 in cash, 300,000 shares of common stock, and 300,000 warrants at $.85 exercisable for 3 years.

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

Our revenue is currently insufficient to cover our costs and expenses. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

OUR INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS HAVE STATED IN THEIR REPORT INCLUDED IN THIS FORM 10-KSB, THAT WE HAVE INCURRED OPERATING LOSSES SINCE INCEPTION. THESE FACTORS AMONG OTHERS MAY RAISE SUBSTANTIAL DOUBT ABOUT OUR

ABILITY TO CONTINUE AS A GOING CONCERN.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7.   FINANCIAL STATEMENTS

The Financial Statements are set forth immediately preceding the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September 27, 2005, the Company received a copy of a letter from Russell Bedford Stefanou Mirchandari LLP (the "Former Accountant") which was sent to the Securities and Exchange Commission informing the Commission that the relationship between the Company and the Former Accountant had ceased. This was the first notification received by the Company regarding their termination as the Company's auditors, so the decision was not recommended by the Company's Board of Directors.

The reports of the Former Accountant on the financial statements for the two fiscal years ended January 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles except that the reports of the Former Accountant for the above periods included a qualification in which the Former Accountant noted substantial doubt about the Company's ability to continue as a going concern. In addition, during Company's fiscal years ended January 31, 2005 and 2004 and through September 20, 2005, there were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred within the Company's two fiscal years ended January 31, 2005 and 2004 nor through September 20, 2005.

On September 30, 2005, the Company retained Robison, Hill & Co. as its principal independent accountants. The decision to retain Robison, Hill & Co. was recommended and approved by the Company's Board of Directors.

During the Company's two fiscal years ended January 31, 2005 and 2004 and through September 30, 2005:

(1) The Company did not consult Robison, Hill & Co. regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Company's financial statements;

(2) Neither a written report nor oral advice was provided to the Company by Robison, Hill & Co. that they concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; and

(3) The Company did not consult Robison, Hill & Co. regarding any matter that was either the subject of a "disagreement" (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or any of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within the end of the period covered by this Annual Report on Form 10-KSB, the Company's chief executive officer and chief financial officer has concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Internal Controls Over Financial Reporting

There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name                  Age      Positions and Offices

Shmuel Shneibalg      35       Chief Executive Officer, Chief Financial
                               Officer, President, and Director

Mr. Shmuel Shneibalg became the President, CEO, CFO, and a Director of the Company on September 29, 2005. Mr. Shneibalg has prior experience in the construction and sales businesses. Since May 2001, Mr. Shneibalg has served as the Vice President of Home Solutions Health, Inc., a public consumer product company. From May 2001 until March 2005, Mr. Shneibalg served as Chairman, Chief Executive Officer, Secretary and Director of Safetek International, Inc., a publicly traded company. Since November 2004, Mr. Shneibalg has also been serving as a director and officer of Global General Technologies, Inc., a publicly traded company. He has not been affiliated with any company that has filed for bankruptcy within the last five years.

The director of the Company has been elected to serve until the next annual meeting of stockholders and until his successor has been elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board. The Company is not aware of any proceedings to which the Company's officer or director, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert. The Board is of the opinion that an audit committee is not necessary since the Company has only one director, and to date such director has been performing the functions of an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended January 31, 2006, all reporting persons complied with all applicable Section 16(a) filing requirements, except that Sydney Harland and Steven Bingaman did not file a Form 4 upon their resignations as directors and officers of the Company.

Code of Ethics. The Company has not yet adopted a Code of Ethics because it has only one director.

ITEM 10.  EXECUTIVE COMPENSATION

(a) SUMMARY COMPENSATION. The following table presents certain specific information regarding the compensation of our Chief Executive Officer during the last three fiscal years. Except as set forth below, we have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the years ended January 31, 2006, 2005 or 2004.

------------------------------------------------------------------------------------------------------
                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------
                      ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                      -------------------------------  -----------------------------------------------
                                                       AWARDS                 PAYOUTS
                                                       ---------------------  ---------
                                                                  SECURITIES
                                                                  UNDER-
NAME AND    FISCAL                                     RESTRICTED LYING                      ALL OTHER
PRINCIPAL   YEAR                         OTHER ANNUAL  STOCK      OPTIONS/    LTIP           COMPEN-
POSITION    COVERED   SALARY    BONUS    COMPENSATION  AWARD(S)   SARS        PAYOUTS        SATION
                      ($)       ($)      ($)           (#)        (#)         ($)            ($)

(A)         (B)       (C)       (D)        (E)         (F)        (G)         (H)        (I)
------------------------------------------------------------------------------------------------------
Shmuel      2006      0         0        0             0          0           0          0
Shneibalg(1)2005      0         0        0             0          0           0          0
            2004      0         0        0             0          0           0          0
------------------------------------------------------------------------------------------------------
Steven W.   2006      0         0        0             0          0           0          0
Bingaman(2) 2005      0         0        0             0          0           0          0
            2004      0         0        0             0          0           0          0
------------------------------------------------------------------------------------------------------
Sydney A.   2006      0         0        0             $67,500(5) 0           0          0
Harland(3)  2005      $207,750  0        0             0          $44,538     0          0
            2004      $150,000  $22,500  $10,000(4)    0          0           0          80,400(6)
------------------------------------------------------------------------------------------------------

(1) Mr. Shneibalg has been serving as our President, CEO, CFO, and director of the Company since September 29, 2005.
(2) Mr. Bingaman served as our President, CEO, CFO, and director from August 11, 2005 until September 29, 2005.
(3) Mr. Harland served as our President, CEO, and CFO from May 1998 until August 11, 2005, and as a director from May 1998 until September 26, 2005.
(4)  Automobile  allowance of $1,000 per month
(5) In February 2005, the Company issued 3,000,000 preferred shares series C with voting rights of 500:1 versus common shares to the Company's officer in exchange for $67,500 management compensation accrued as of January 31, 2005.
(6) Restructuring fee paid to Mr. Harland of $60,000 plus board of director fees in the amount of $20,400

(b) GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the fiscal year ended January 31, 2006.

(c) OPTION/ SAR EXERCISES. None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended January 31, 2006, and none of them holds unexercised stock options held as of such date.

(d) LONG TERM INCENTIVE PLAN AWARDS. The Company has no long-term incentive plans.

(e) COMPENSATION OF DIRECTORS. In February 2005, the Company issued 3,000,000 shares of Series C Preferred Stock with voting rights of 500:1 versus common shares to Sydney A. Harland in exchange for $67,500 management compensation accrued as of January 31, 2005. No other compensation was paid to the Company's directors during the fiscal year ended January 31, 2006.

(f) EMPLOYMENT CONTRACTS. There are no employment agreements between the Company and any of its directors or executive officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of May 8, 2006, no person or entity known to our Company beneficially owned more than 5% of our outstanding common stock, and no director or officer of our Company owned any shares of our common stock. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 23, 2005, the Company redeemed all of its issued and outstanding shares of Series A Preferred Stock and Series C Preferred Stock by purchasing from Appleby Partners & Company, LLC 2,500,000 shares of Series A Preferred Stock and 3,000,000 shares of Series C Preferred Stock. In consideration therefore, the Company issued to Appleby Partners & Company, LLC a promissory note, in the principal amount of $500,000. Such promissory note was assigned by Appleby Partners & Company, LLC to Cayman Lender, Ltd.

In February 2005, the Company issued 3,000,000 shares of Series C Preferred Stock with voting rights of 500:1 versus common shares to Sydney A. Harland in exchange for $67,500 management compensation accrued as of January 31, 2005.

ITEM 13.   EXHIBITS

         NUMBER   DESCRIPTION
         ------   -----------
         2.1      Articles of Merger  filed with the Nevada  Secretary  of State effective July 11, 2005(1)
         2.2      Articles of Merger filed with the New  Hampshire  Secretary of
                  State effective July 12, 2005(1)
         2.3      Plan of Merger(1)
         3.1      Articles of Incorporation(2)
         3.2      Certificate of Amendment to Articles of  Incorporation,  filed with the Nevada Secretary of State as of January 12, 2006(3)
         3.3      Bylaws(2)
         10.1     Share Exchange Agreement,  dated January 12, 2006, among Green
                  Mountain Capital, Inc., Internet Telecommunications, PLC and its stockholders, and Steven Bingaman and affiliates (3)
         10.2     Loan Agreement,  dated November 1, 2005,  among Green Mountain
                  Capital, Inc., Cayman Lender, Ltd. and Asset Growth Partners &
                  Company(3)
         10.3     Exchange  Agreement,  dated  December  29,  2005,  among Green
                  Mountain Capital, Inc. and Cayman Lender, Ltd. (3)
         31.1     Certification  of Principal  Executive and  Financial  Officer
                  pursuant to Section 302 of the Sarbanes-Oxley Act (4)
         32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley(4)

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K, dated July 6, 2005, filed on July 21, 2005 and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as Attachment C to the Information Statement on Schedule 14C, dated March 18, 2005, and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an exhibit to the Current Report on Form 8-K, dated January 13, 2006, filed on January 23, 2006 and incorporated herein by reference.

(4) Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Russell Bedford Stefanou Mirchandari LLP served as our independent auditor until September 27, 2005. Robison, Hill & Co. has been serving as our independent auditor since September 30, 2005. The pre-approved fees billed by such accountants to the Company are set forth below:

--------------------------------------------------------------------------------
                                Fiscal year ended          Fiscal year ended
                                January 31, 2006           January 31, 2005
--------------------------------------------------------------------------------
Audit Fees                      $4,400                              $57,500
--------------------------------------------------------------------------------
Audit Related Fees              $0                                  $0
--------------------------------------------------------------------------------
Tax Fees                        $0                                  $0
--------------------------------------------------------------------------------
All Other Fees                  $0                                  $0
--------------------------------------------------------------------------------

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountants for audit-related, tax and other fees. Our Board of Directors pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                          GREEN MOUNTIAN CAPITAL, INC.



                                       -:-

                              FINANCIAL STATEMENTS
                                       AND
               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                            JANUARY 31, 2006 AND 2005

                          GREEN MOUNTAIN CAPITAL, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page
Report of Robison, Hill & Co., Independent Certified Public Accountants...................................F - 1

Consolidated Balance Sheets at January 31, 2006 and 2005..................................................F - 2

Consolidated Statements of Losses for the Years Ended January 31, 2006 and 2005...........................F - 3

Consolidated Statements of Stockholders' Equity (Deficiency)
for the Two Years Ended January 31, 2006..................................................................F - 4

Consolidated Statements of Cash Flows for the Years Ended January 31, 2006 and 2005, .....................F - 5

Notes to the Consolidated Financial Statements............................................................F - 6


                           --------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
Green Mountain Capital, Inc.

         We have audited the accompanying consolidated balance sheet of Green Mountain Capital, Inc. (the Company) as of January 31, 2006, and the related consolidated statements of losses, (deficiency) in stockholders' equity and cash flows for the year ended January 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Green Mountain Capital, Inc. as of January 31, 2005, were audited by other auditors whose report dated April 18, 2005, on those statements included an explanatory paragraph referring to the matters in note K of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Green Mountain Capital, Inc. as of January 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    Respectfully submitted

                                                    /s/ Robison, Hill & Co.
                                                    ----------------------------
                                                    Certified Public Accountants

Salt Lake City, Utah
April 27, 2006

                          GREEN MOUNTAIN CAPITAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                January 31,          January 31,
                                                                                   2006                 2005
                                                                             ------------------   ------------------
                                  ASSETS
Current Assets:                                                             $                -   $                -
                                                                             ------------------   ------------------
     Total Current Assets                                                                    -                    -

Other Assets:
  Investment Advance                                                                 1,270,000                    -
  Invest in Joint Venture                                                                    -              586,629
  Other                                                                                      -                  646
                                                                             ------------------   ------------------

Total Assets                                                                $        1,270,000   $          587,275
                                                                             ==================   ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Disbursed in excess of available balance                             $                -   $              640
  Trade accounts payable and accrued expenses                                           43,000               73,100
  Accrued management compensation                                                            -              125,150
  Notes Payable                                                                      3,294,971                    -
                                                                             ------------------   ------------------
     Total Current Liabilities                                                       3,337,971              198,890
                                                                             ------------------   ------------------

Stockholders' Equity:
  Preferred stock - $0.0001 par value;  250,000,000  shares authorized
          Series A; -0- and 2,500,000 shares issued and outstanding
               January 31,2006  and Janaury 31,2005.                                         -                  250
          Series B ; -0- and 100 shares issued and outstanding
               January 31, 2006 and January 31, 2005.                                        -                  100
          Series C; 0 and 0 shares issued and outstanding
               January 31, 2006 and January 31, 2005.
     Common stock - $0.0001 par value; 10,000,000,000                                        -                    -
          shares authorized; 4,899,807 and 600,755 shares
          shares outstanding January 31, 2006 and 2005 respectively                        490                   60
     Additional paid-in capital                                                     14,351,338           13,023,580
     Subscription Receivable                                                                 -               (7,556)
     Accumulated deficit                                                           (16,419,799)         (12,628,049)

                                                                             ------------------   ------------------

     Total Stockholders' Equity (Deficit)                                          (2,067,971)              388,385
                                                                             ------------------   ------------------

Total Liabilities and Stockholders' Equity                                  $        1,270,000   $          587,275
                                                                             ==================   ==================

   The accompanying notes are an integral part of these financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                        CONSOLIDATED STATEMENTS OF LOSSES

                                                                            For the               For the
                                                                           Year Ended            Year Ended
                                                                          January 31,           January 31,
                                                                              2006                  2005
                                                                        -----------------     -----------------

Sales                                                                  $               -     $               -
                                                                        -----------------     -----------------

Operating Expenses
     Consulting                                                                1,247,500                55,950
     General & Administrative                                                  1,075,419             4,096,117
     Debt issuance costs                                                         559,588                     -
                                                                        -----------------     -----------------
Total Operating Expenses                                                       2,882,507             4,152,067
                                                                        -----------------     -----------------

Other Income (Expense)
     Interest Expense                                                           (909,243)                    -
     Share of loss in unconsolidated affiliate                                         -                (5,450)
                                                                        -----------------     -----------------
Total Other Income (Expense)                                                    (909,243)                    -

Income Taxes                                                                           -                     -
                                                                        -----------------     -----------------

 Net Income (Loss)                                                            (3,791,750)           (4,157,517)
                                                                        =================     =================

Basic and Diluted Income (Loss) Per Share                              $           (4.13)    $          (74.85)
                                                                        =================     =================

Weighted Average Number of Common Shares
Used in Per Share Calculation                                                    918,947                55,547
                                                                        =================     =================



   The accompanying notes are an integral part of these financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED JANUARY 31, 2006

                                                                          Additional
                                        Preferred           Common          Paid-in      Subscription   Accumulated
                                   Shares     Amount    Shares   Amount     Capital       Receivable      Deficit          Total
                                 -----------  ------  ----------  -----  --------------  -------------  -------------   ------------
Balance at January 31, 2004
  As restated for reverse split   2,500,000   $ 250           4   $  1   $   7,828,389   $    (17,534)  $ (8,470,532)   $  (659,426)
Common issued for Consulting              -       -       7,029      1          55,949              -              -         55,950
Preferred B issued as             1,000,000     100           -      -       1,999,900              -              -      2,000,000
Compensation
Common issued under ESIP                  -       -     593,722     58       2,796,342          9,978              -      2,806,378
Accrued management Compensation
  Capitalized                             -       -           -      -         343,000              -              -        343,000
Net Loss                                  -       -           -      -               -              -     (4,157,517)    (4,157,517)
                                 -----------  ------  ----------  -----  --------------  -------------  -------------   ------------

Balance at January 31, 2005
  As restated for reverse split
                                  3,500,000     350     600,755     60      13,023,580         (7,556)   (12,628,049)        388,385
Fractional Shares from reverse            -       -         719      -               -              -              -              -
split
Common issued under ESIP                                                        59,636
                                          -       -     298,333     30                          7,556              -         67,222
Preferred C issed as
Compensation                      3,000,000     300           -      -         149,700              -              -        150,000
Preferred B Exchanged for Joint
  Venture and Canceled           (1,000,000)   (100)          -      -               -              -              -           (100)
Preferred A & C Repurchased and
  Canceled                       (5,500,000)   (550)          -      -        (499,450)             -              -       (500,000)
Common issued for Consulting                            200,000     20
                                          -       -                             39,980              -              -         40,000
Common issued for Issuance Costs                        300,000     30
                                          -       -                            263,970              -              -        264,000
Common issued for Incentive                           1,000,000    100                                                      880,000
Shares                                    -       -                            879,900              -              -
Common issued for Debt                                2,500,000    250
                                          -       -                            434,022              -              -        434,272
Net Loss
                                          -       -           -      -               -              -     (3,791,750)    (3,791,750)
                                 -----------  ------  ----------  -----  --------------  -------------  -------------   ------------

Balance at January 31, 2006               -   $   -   4,899,807   $490   $  14,351,338   $          -   $(16,419,799)   $(2,067,971)
                                 ===========  ======  ==========  =====  ==============  =============  =============   ============

   The accompanying notes are an integral part of these financial statements.

                                           GREEN MOUNTAIN CAPITAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the                 For the
                                                                                 Year Ended               Year Ended
                                                                                 January 31,             January 31,
                                                                                    2006                     2005
                                                                             -----------------      --------------------
Cash Flows From Operating Activities
Net loss                                                                     $      (3,791,750)     $         (4,157,517)
Adjustments to reconcile net loss to net cash
  used in operating activities:
       Interest expense                                                                909,243                         -
       Debt issuance costs                                                             274,588                         -
       Valuation allowance against investment                                          530,029                    16,921
       Share of loss in unconsolidated affiliate                                             -                     5,450
       Professional fees settled with stock                                             40,000                    56,050
       Employee compensation settled with stock                                              -                 1,324,916
       Preferred stock issued as compensation                                          181,043                 2,000,000
Changes in Assets and Liabilities
     Decrease in other current assets                                                        -                     5,000
     Increase (decrease)in bank overdraft                                                 (640)                      640
     Decrease in accounts payable and accrued expenses                                (165,192)                 (218,550)
                                                                             -----------------      --------------------
Net cash used in operating activities                                               (2,022,679)                 (967,090)
                                                                             -----------------      --------------------

Cash Flows from Investing Activities
Investment in joint venture                                                             56,500                         -
Payments for investments-net                                                        (1,270,000)                 (609,000
                                                                             -----------------      --------------------
Net cash provided by (used in) investing activities                                 (1,213,500)                 (609,000
                                                                             -----------------      --------------------

Cash Flows from Financing Activities
Proceeds for the sale of common stock                                                   36,179                 1,481,362
Proceeds from Notes payable                                                          3,200,000                         -
                                                                             -----------------      --------------------
Net cash provided by (used in) financing activities                                  3,236,179                 1,481,362
                                                                             -----------------      --------------------

Net Increase/(Decrease) In Cash                                                              -                   (94,728)
Cash at Beginning of Period                                                                  -                    94,728
                                                                             -----------------      --------------------
Cash at End of Period                                                        $               -      $                  -
                                                                             =================      ====================

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes                                                   $               -      $                  -
Cash paid for interest                                                       $               -      $                  -


Supplemental Schedule of Noncash Investing and Financing Activities
Common stock for services                                                               40,000                    56,050
Compensation settled in common stock                                                    31,043                 1,324,916
Common stock issued for Debt issuance costs                                            274,588                         -
Preferred stock issued as compensation                                                                         2,000,000
                                                                                       150,000
Notes issued for repurchase of preferred stock                                         500,000                         -
Valuation allowance against investment                                                 530,029                    16,921
Share of loss in unconsolidated affiliate                                                    -                     5,450
Accrued management compensation capitalized                                                  -                   343,000

   The accompanying notes are an integral part of these financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JANUARY 31, 2006 AND 2005

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

In February 2004, the Company established a wholly owned subsidiary under the laws of the State of Vermont for the sales and services of new and used motor vehicles and to carryout any other lawful business and nominated two employees of the Company as directors of the subsidiary. In February 2004, Vermont Motors Inc., (VMC) the wholly owned subsidiary of the Company, together with the
Company's Chief Executive Officer, formed a Limited Liability Company incorporated in the State of Vermont. The agreement provides for a capital contribution of $1,000,000 by VMC in exchange for forty percent interest at a price of $25,000 for each percentage interest in the Limited Liability Company. In the event that VMC fails to make the required capital contribution, the percentage interest of VMC shall be reduced by the result obtained by dividing the amount so failed to be contributed by 25,000. To date VMC has contributed $609,000 towards the capitalization of the Limited Liability Company. The Company's Chief Executive Officer has contributed capital in the form of services and shall not be required to make any capital contributions. Prior to the August 11, 2005 change of control, The company exchanged with the former chief executive 2,500,000 shares of Preferred Stock Series B for the shares VMC owned by the Company.

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

In August 2004, the consenting shareholders of the Company approved resolutions to change the company's name to Green Mountain Capital Inc. (GMCI), to increase the number of authorized common shares to 10,000,000,000 shares and also approved a reverse split of the Company's common stock at the ratio of one (1) post consolidation share for each one thousand (1,000) pre consolidation shares held by each shareholder. The resolutions were effective September 30, 2004. As a result, the Company's stock symbol changed to GMCI.

In March 2005, the consenting shareholders approved the merger of Green Mountain Capital, Inc., a New Hampshire corporation, with and into Green Mountain Capital, Inc. a newly formed Nevada corporation, approved an increase in the authorized capital stock to 10,250,000,000, consisting of 10,000,000,000 shares of common stock, par value $0.0001 per share, and 250,000,000 shares of preferred stock, par value $0.0001 per share, under the article of incorporation of Green Mountain Capital, Inc.(Nevada) and granted the authority of the board of directors to implement a reverse stock split of the common stock of one share for every 1,000 common shares. This reverse stock split became effective on January 11, 2006. Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

Liquidity

As shown in the accompanying financial statements, the Company incurred a net loss of $3,791,750 and $4,157,517 from operations during the years ended January 31, 2006 and 2005, respectively. The Company's current liabilities exceed its current assets by $3,337,971 and $198,890 at January 31, 2006 and 2005, respectively.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, there would have been no change in the Company's net loss and losses per share during the year ended January 31, 2005

Cash and cash equivalents

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

Debt and Equity Securities

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred no advertising costs for the years ended January 31, 2006 and 2005.

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

Net Loss per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the years ended January 31, 2006 and 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Financial Instruments

The carrying amounts reported in the accompanying financial statements for cash, trade accounts payable, advances, and notes payable approximate their fair values because of the immediate or short-term maturities of these financial instruments.

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

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS
152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No.67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based equity awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the third quarter of fiscal year 2005. The adoption of this revised standard did not materially impact the Company's results of operations during the year ended January 31, 2006.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows. (Needs to be updated)

NOTE B - ACQUISITIONS AND INVESTMENT

During the year ended January 31, 2006, the company advanced $1,270,000 to Internet Telecommunications, PLC, based in London, England. On January 13, 2006, the company executed a Share Exchange Agreement (the "Agreement") with Internet Telecommunications, PLC, an English corporation ("ITPLC"), the stockholders of ITPLC. Pursuant to the Agreement, at closing GMCI will acquire all of ITPLC's issued and outstanding shares of common stock in exchange for shares of common stock and warrants of GMCI. At the closing, the stockholders of ITPLC shall exchange their shares of ITPLC's common stock for (a) 22.5 million newly issued restricted shares of common stock of GMCI and (b) 3.2 million warrants, each of which shall allow the holder thereto to purchase one share of common stock of GMCI at a purchase price of $1.00, exercisable prior to January 10, 2011. In addition, GMCI, prior to or at the closing will invest into ITPLC an aggregate of $3,000,000, less all amounts previously loaned to ITPLC, and less financing costs of up to 13%.

The Agreement may be terminated at any time prior to the consummation of the closing by the company or by the ITPLC stockholders, if (a) the closing shall not have been consummated on or before April 13, 2006 or (b) if either party's due diligence investigation indicates that any of the information provided for in the Agreement or in any of the information provided by the other party is inaccurate, incomplete or untrue in any way, or if such due diligence investigation reveals any facts, circumstances, liabilities or conditions that, in such party's discretion, may adversely affect the value or prospects of the other party or that may expose the other party to any liability not heretofore fully disclosed. In addition, the closing is subject, including without limitation, to the following conditions: (a) prior to the closing, the company will have caused to be invested in GMCI an aggregate of $3,000,000, less all amounts previously loaned to ITPLC, and less financing costs of up to 13%; (b) GMCI shall have received from ITPLC historical financial statements and other information about ITPLC as required to be included in a Form 8-K/A to be filed by GMCI with the United States Securities and Exchange Commission in connection with the closing, all in form and content satisfying the requirements of the SEC; and (c) all other documents requested by GMCI shall have been delivered.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000,000 shares of common stock with $0.0001 par value per share. As of January 31, 2006, the Company has issued and outstanding 4,899,807 shares of common stock. Also, the Company is authorized to issue 250,000,000 shares of preferred stock with $0.0001 par value per share. As of January 31, 2006 and 2005, the Company has issued and outstanding 0 shares and 2,500,000 shares of preferred stock series A respectively, 0 shares and 1,000,000 shares of preferred stock series B, respectively, and 0 shares and 0 shares of preferred stock series C, respectively.

In January 2006, the Company completed a reverse stock split of the Company's common stock of 1 for 1,000 common shares. All numbers, in the financial statements and notes to the financial statements have been adjusted to reflect the stock split for all periods presented.

Common Stock

During the year ended January 31, 2005, the Company issued an aggregate of 7,029 shares of common stock to consultants for services valued at $55,950. The Company valued the shares at the fair value which did not materially differ from the value of the shares provided to the Company.

In December 2004, the Company transferred accrued management compensation from past period totaling to $343,000 to additional paid in capital.

During the twelve months ended January 31, 2005, the Company issued an aggregate of 593,722 shares of Common Stock to the employees under Employee Stock Compensation Plan in exchange for $1,481,362 of cash and $7,556 of subscription receivable. The Company has recorded $1,324,916 as employee compensation expenses for the twelve months ended January 31, 2005 towards the difference between the market value of the stock on the dates of issuance and the amount actually received by the Company.

During the the quarter ended April 30, 2005, the Company issued an aggretgate of 298,333 shares of Common Stock to employees uner the Employee Stock Compensation Plan in exchange for $36,179. The Company has recorded $8,950 as employee compensation expenses for the difference between the market value of the stock on the dates of issuance and the amount actually received by the Company.

In reliance upon the exemption from registration set forth in Section 3 (a) (10) of the Securities Act of 1933, as amended, GMCI issued 2,500,000 shares of its common stock to Cayman Lender, Ltd., a Cayman Islands exempted company in voluntary liquidation ("Cayman"), in exchange for $434,272 in Cayman's claims against GMCI pursuant to the terms of an agreement (the "Exchange Agreement") entered into between GMCI and Cayman in Voluntary Liquidation. On January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement, and the Court approved the terms of the Exchange Agreement and found them to be fair to Cayman. Absent an order from the Court approving the terms of the Exchange Agreement and declaring them to be fair to Cayman (the entity to receive the subject securities) there would have been no basis for reliance upon the exemption set forth in Section 3 (a) (10) for the issuance of shares of common stock to be issued to Cayman. By virtue of a previous agreement (the "Loan Agreement") dated November 1, 2005, entered into between GMCI and Cayman, GMCI has received $3,700,000.00 in loans ("Loans") from Cayman. The Loan Agreement provides that, on demand, GMCI can require Cayman to make additional advances to GMCI not to exceed $21,300,000.00 ("Future Loans"). GMCI may obtain Future Loans so as to be able to continue to implement its re-organization by integrating the operations of ITPLC into GMCI's own business plan. In connection with the $3,700,000 in loans, the Company issued 300,000 shares of Common Stock and 300,000 warrants to third parties. The exercise price of the warrants is $0.85 per share with a fair value of $0.88 and expire Janaury 15, 2009. The Company has recorded total debt issue costs of $274,588 of which $264,000 pertains to the stock and $10,588 pertains to the warrants.

As part of a bridge financing, the Company agreed to issue 1,000,000 shares of the company' s common stock. The Company has recorded interest expense of $880,000 in connection with the issuance of these shares.

The Company issued 200,000 shares in connection with a consulting agreement with third parties. The Company recorded consulting expense of $40,000 for difference between the market value of the stock on the dates of issuance and the amount actually received by the Company in connection with the issuance of these shares.

Preferred Stock Series A

In July 2003, the Board of Directors authorized the issuance of 2,500,000 preferred shares at $0.0001 per share to three officers of the Company. These preferred shares will have cumulative voting rights of 200:1 versus common shares. These shares were issued in January 2004 to three officers of the Company in exchange for the return of 14 common shares previously issued. The outstanding Series A preferred shares were repurchased by the Company on December 30, 2005 along with the outstanding Series C preferred shares for a note of $500,000. No is no Series A preferred stock outstanding.

Preferred Stock Series B

In September 2004, the Board of Directors authorized the issuance of 1,000,000 preferred shares Series B at $0.0001 per share to the President of the Company for past services. These preferred shares have cumulative voting rights of 200:1 as well as conversion privileges at the rate of 200:1 versus common shares. Prior to the August 11, 2005 change of control, The company exchanged with the former chief executive 2,500,000 shares of Preferred Stock Series B for the shares VMC owned by the Company. There is no Series B preferred stock outstanding.

Preferred Stock Series C

In February 2005, The Board of Director authorized and issued Series C preferred stock to the former chief executive for compensation of $150,000. The Series C Preferred Stock is nonconvertible and entitles the holder to 500 votes of the common stock of the Registrant on all matters brought before the stockholders of the Company. The outstanding Series C preferred shares were repurchased by the Company on December 30, 2005 along with the outstanding Series A preferred shares for a note of $500,000. There is no Series C preferred stock outstanding.

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

In February 2005, The Board of Director authorized and issued Series C preferred stock the former chief executive for compensation of $150,000. The Series C Preferred Stock is nonconvertible and entitles the holder to 500 votes of the common stock of the Registrant on all matters brought before the stockholders of the Company.

On August 11, 2005, Appleby Partners & Company, LLC ("Appleby") became the controlling shareholder of Green Mountain Capital Inc., a Nevada corporation (the "Registrant") by purchasing from Sydney A. Harland ("Harland") all of the 2,500,000 issued and outstanding shares of the Series A preferred stock and all of the 3,000,000 issued and outstanding shares of Series C preferred stock of the Registrant pursuant to the terms of a Stock Purchase Agreement (the "Stock Purchase Agreement") entered into between Appleby and Harland.

Prior to the August 11, 2005 change of control, the company exchanged with the former chief executive 2,500,000 shares of Preferred Stock Series B for the shares VMC owned by the Company.

On November 5, 2005, the Company borrowed $1,200,000 from Cayman to pay consulting fees to AGP & Company. AGP owns Cayman and neither enity or its principals are an affiliate of the Company.

On December 30, 2005, the Board of Directors approved the purchase of the outstanding Series A & C preferred stock for a $500,000 note.

 NOTE F - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At January 31, 2006, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $8,884,000 expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of January 31, 2006 and 2005 are as follows:

                                         January 31,           January 31,
                                            2006                  2005
                                      ------------------    ------------------

Net operating loss carryforwards    $         3,109,400   $         2,275,000
Less valuation allowance                    (3,109,400)           (2,275,000)
                                      ------------------    ------------------
Deferred income tax assets          $                 -   $                 -
                                      ==================    ==================

The valuation allowance increased $834,400 and $1,242,500 in 2006 abd 2005 respectively. Due to the uncertainty with respect to ultimate realization, the Company has established a valuation allowance for all deferred income tax assets.

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

                                                           January 31,         January 31,
                                                              2006                2005
                                                        ------------------  ------------------
      Provision (Benefit) at US Statutory Rate             $  (1,327,000)      $  (1,455,000)
      Net Operating Losses
      Non-Deductible Expenses and other adjustments               492,600             212,500
                                                        ------------------  ------------------
      Increase (Decrease) in Valuation Allowance                  834,400           1,242,500
                                                        ------------------  ------------------
                                                           $            -      $            -
                                                        ==================  ==================

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

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

In January 2005, the Board of Directors cancelled all previously issued options and warrants issued to management and directors. As such, there are no options outstanding except as reported under the ESIP and NDCRP as noted above.

As part of the compensation paid for the $2,000,000 bridge financing the Company has agreed to pay placement agent 300,000 common stock purchase warrants that are exercisable at $.85 per share and have a three year term. The following table sets forth common share purchase warrants outstanding as of January 31, 2006:

                                                        Warrants
                                                       Outstanding
                                                     ----------------
Balance, January 31, 2005                                          -
Warrants granted                                             300,000
                                                     ----------------
Balance, January 31, 2006                                    300,000
                                                     ================


The following table lists the common share warrants outstanding at January 31, 2006. Each warrant is exchangeable for one common share.

                                                Weighted
                                                Average          Number
  Number Outstanding         Exercise         Contractual      Currently             Exercise
                               Price           Remaining      Exercisable             Price
                                              Life (years)
----------------------- -------------------- --------------- --------------- -------------------------
       300,000                $ 0.85             2.96               300,000           $ 0.85


NOTE H - COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space for its corporate offices in Buffalo, New York on a month to month basis. Rental expense for the years ended January 31, 2006 and 2005 was $0 and $2,050, respectively and was charged to operations in the period incurred. The Company has no lease commitments as of January 31, 2006

Employment and Consulting Agreements
 The Company has an employment agreement with the Company's Chief Executive Officer/President. In addition to salary provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause.

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

The Company has consulting agreements with outside contractors to provide consulting and business development services. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement with written notice. The company terminated its arrangement with Mr. Harland in July 2005. The Company has no employment contracts outstanding.

CONVERTIBLE NOTES PAYABLE

Between November 1, 2005 and December 2, 2005, the Company raised an aggregate of $2,000,000 by issuing Promissory Notes to Cayman Lender, Ltd. due January 15,

2005 (the "Notes"). For each $1 in principal of each Note issued, the holder of the Note received 1/2 share of the Company's common stock; an aggregate of 1,000,000 shares of common stock was issued to the holders of the Notes. There are no registration rights associated with the common stock. Interest accrues on the Notes at the rate of 8% per annum. Although, prior to December 15, 2005, the holders of the Notes had the right to convert their Notes to shares of common stock of the Company pursuant to an equity for debt formula to be established, none of the Notes were converted to shares of common stock.

On November 5, 2005, the Company borrowed $1,200,000 from Cayman Lender, Ltd. to pay consulting fees to AGP & Company.

On December 23, 2005, the Company redeemed all of its all of its issued and outstanding shares of Series A Preferred Stock and Series C Preferred Stock by purchasing from Appleby Partners & Company, LLC 2,500,000 shares of Series A Preferred Stock and 3,000,000 shares of Series C Preferred Stock. In consideration therefor, the Company issued to Appleby Partners & Company, LLC a promissory note, in the principal amount of $500,000. Such promissory note was assigned by Appleby Partners & Company, LLC to Cayman Lender, Ltd.

In reliance upon the exemption from registration set forth in Section 3 (a) (10) of the Securities Act of 1933, as amended, GMCI issued 2,500,000 shares of its common stock to Cayman Lender, Ltd., a Cayman Islands exempted company in voluntary liquidation ("Cayman"), in exchange for $434,272 in Cayman's claims against GMCI pursuant to the terms of an agreement (the "Exchange Agreement") entered into between GMCI and Cayman in Voluntary Liquidation. On January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement, and the Court approved the terms of the Exchange Agreement and found them to be fair to Cayman. Absent an order from the Court approving the terms of the Exchange Agreement and declaring them to be fair to Cayman (the entity to receive the subject securities) there would have been no basis for reliance upon the exemption set forth in Section 3 (a) (10) for the issuance of shares of common stock to be issued to Cayman. By virtue of a previous agreement (the "Loan Agreement") dated November 1, 2005, entered into between GMCI and Cayman, GMCI has received $3,700,000.00 in loans ("Loans") from Cayman. The Loan Agreement provides that, on demand, GMCI can require Cayman to make additional advances to GMCI not to exceed $21,300,000.00 ("Future Loans"). GMCI may obtain Future Loans so as to be able to continue to implement its re-organization by integrating the operations of ITPLC into GMCI's own business plan. In connection with the $3,700,000 in loans, the Company paid commissions of $260,000, legal fees of $25,000 and issued 300,000 shares of Common Stock and 300,000 warrants to third parties. The exercise price of the warrants is $0.85 per share with a fair value of $0.88 and expire Janaury 15, 2009. The Company has recorded total debt issue costs of $559,588, of which $285,000 was paid in cash, $264,000 pertains to the stock and $10,588 pertains to the warrants. As of January 31, 2006, the Company owes Caymen $3,294,971, consiting of $3,265,728 of principal and $29,243 in interest at 8%.

Notes payable as of the balance sheet dates consisted of the following:

                                                         January 31,           January 31,
                                                             2006                  2005
                                                      -------------------   -------------------
Cayman Lender, Ltd.
  Due on demand, including interest
  at 8.00%, unsecured, convertible at $0.1737089    $          3,294,971   $                 -
                                                      ===================   ===================

During February and March 2006, the Company exchanged $1,517,947 of these notes for 8,738,455 of common stock at $0.1737089 per share.

NOTE I - LICENSE AGREEMENT

The Company has no licenses agreements outstanding.

NOTE J- MAJOR CUSTOMERS

The Company has no major customers.

NOTE K - GOING CONCERN MATTERS
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended January 31, 2006 and 2005, the Company incurred net losses of $3,791,750 and $4,157,517, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company needs to obtain additional financing to fund payment of obligations and to provide working capital for operations. Management is seeking additional financing.

On January 13, 2006, the company executed a Share Exchange Agreement (the "Agreement") with Internet Telecommunications, PLC, an English corporation ("ITPLC"), the stockholders of ITPLC. Pursuant to the Agreement, at closing GMCI will acquire all of ITPLC's issued and outstanding shares of common stock in exchange for shares of common stock and warrants of GMCI. At the closing, the stockholders of ITPLC shall exchange their shares of ITPLC's common stock for
(a) 22.5 million newly issued  restricted shares of common stock of GMCI and (b)
3.2 million warrants, each of which shall allow the holder thereto to purchase one share of common stock of GMCI at a purchase price of $1.00, exercisable prior to January 10, 2011. In addition, GMCI, prior to or at the closing will invest into ITPLC an aggregate of $3,000,000, less all amounts previously loaned to ITPLC, and less financing costs of up to 13%. Management believes these efforts will generate sufficient cash flows from future operations to pay the Company's obligations and working capital needs. There is no assurance that the ITPLC transaction will close. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE L - SUBSEQUENT EVENTS

The Company during February and March 2006, exchanged $1,517,947 of claims for 8,738,455 of common stock at $0.1737089 per share.

                                 SIGNATURE PAGE

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GREEN MOUNTAIN CAPITAL, INC.

Dated:  May 8, 2006
                                      By:       /s/ Shmuel Shneibalg
                                               ------------------------------
                                      Name:    Shmuel Shneibalg
                                      Title:   Chief Executive Officer,
                                               President, Chief Financial
                                               Officer, and Director