Form 10QSB
period 2006-06-30
Green Mountain Capital Inc.
filed 2006-08-21
CIK 1081856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                  For the quarterly period ended June 30, 2006

                          Commission File No. 001-14883

                          GREEN MOUNTAIN CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                         16-1728655
         ------                                         ----------
(State of incorporation)                 (I.R.S. Employer Identification Number)

                    201 South Biscayne Boulevard, 28th Floor
                              Miami, Florida 33131
                              --------------------
          (Address of principal executive offices, including zip code)

                                 (917) 620-6401
                                 --------------
                         (Registrants telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES |_| NO |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

        Title of Class                Number of Shares Outstanding
        --------------                ----------------------------

        Common Stock (par value       45,889,813 shares outstanding as of
        $0.0001 per share)            August 11, 2006

                          GREEN MOUNTAIN CAPITAL, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet - June 30, 2006              1

          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2006 and 2005               2

          Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 2006 and 2005                         3

          Notes to Condensed Consolidated Financial Statements              4-10

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations or Plan of Operation                 11-16

Item 3.   Control and Procedures                                            17

PART II - OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                                 18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       18

Item 3.   Defaults Upon Senior Securities                                   18

Item 4.   Submission of Matters to a Vote of Security Holders               18

Item 5.   Other Information                                                 19

Item 6.   Exhibits and Reports on Form 8-K                                  19

Signatures                                                                  20

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2006
                                   (Unaudited)

                                     Assets
                                     ------

Current assets:
   Cash                                                               $  952,724
   Accounts receivable                                                 2,104,156
   Prepaid expenses                                                       15,772
   Loan receivable                                                       150,700
   Other current assets                                                  577,938
                                                                      ----------
Total current assets                                                   3,801,290
                                                                      ----------

Property and Equipment, net                                              945,961
Intangible assets, net                                                    30,814
                                                                      ----------

Total assets                                                          $4,778,065
                                                                      ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                              $1,858,612
   Loans due to officers and
     Stockholders                                                        156,894
   Convertible promissory notes                                          735,723
                                                                      ----------
      Total current liabilities                                        2,751,229
                                                                      ----------

Deferred tax liabilities                                                  50,186
                                                                      ----------
Total liabilities                                                      2,801,415
                                                                      ----------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000
  shares authorized; none issued and outstanding                              --
Common stock; $0.0001 par value;
  10,000,000,000 shares authorized;
  45,889,813 issued and outstanding                                        4,590
Additional paid-in-capital                                             1,398,176
Accumulated other comprehensive income                                   110,403
Retained earnings                                                        463,481
                                                                      ----------
Total stockholders' equity                                             1,976,650
                                                                      ----------
Total Liabilities and Stockholders'
Equity                                                                $4,778,065
                                                                      ==========

   See accompanying notes to the condensed consolidated financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                        For the Three Months Ended         For the Six Months Ended
                                                 June 30,                          June 30,
                                       -----------------------------     -----------------------------
                                           2006             2005             2006             2005
                                       ------------     ------------     ------------     ------------
Revenue                                $  5,360,719     $  4,795,898     $ 10,722,192     $  9,383,780

Cost of sales                             4,817,378        4,553,353        9,874,137        9,053,659
                                       ------------     ------------     ------------     ------------

Gross profit                                543,341          242,545          848,055          330,121
                                       ------------     ------------     ------------     ------------
Operating expenses:
Selling, General and administrative         507,667           69,358          954,022          154,570
Depreciation and amortization                26,670           17,656           53,840           35,311
                                       ------------     ------------     ------------     ------------
Total operating expenses                    534,337           87,014        1,007,862          189,881
Income (loss) from operations                 9,004          155,531         (159,807)         140,240
Other income
  Interest income                             9,465            9,408           19,172           13,559
                                       ------------     ------------     ------------     ------------
     Total other income                       9,465            9,408           19,172           13,559

Income (loss) before income taxes            18,469          164,939         (140,635)         153,799
                                                                                          ------------

Income tax expense                          (26,849)         (14,986)         (52,538)         (29,972)
                                       ------------     ------------     ------------     ------------

Net (loss) income                      $     (8,380)    $    149,953     $   (193,173)    $    123,827
                                       ============     ============     ============     ============
Per share data:
Net (loss) income per common
share - basic and diluted              $      (0.00)    $       0.01     $      (0.01)    $       0.01
                                       ============     ============     ============     ============
Weighted average common shares
outstanding - basic and diluted          32,805,692       23,500,000       28,176,196       23,500,000
                                       ============     ============     ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            For the Six Months Ended
                                                                                     June 30,
                                                                           ---------------------------
                                                                               2006            2005
                                                                           -----------     -----------
Cash flows from operating activities:
   Net (loss) income                                                       $  (193,173)    $   123,827
   Adjustments to reconcile net loss to net cash
   used in provided by operating activities:
     Depreciation and amortization                                              53,840          35,311
     Deferred income tax                                                         3,578              --
     Changes in operating assets and liabilities
      Accounts receivable                                                     (534,246)       (123,309)
      Prepaid expenses                                                         (15,772)             --
      Other current assets                                                     (33,417)         31,811
      Accounts payable and accrued expenses                                   (208,359)        370,730
      Accrued interest                                                         295,781              --
                                                                           -----------     -----------
Net cash (used in) provided by operating activities                           (631,768)        438,370
                                                                           -----------     -----------

Cash flows used in investing activities:
     Purchase of equipment                                                     (19,664)         (1,365)
                                                                           -----------     -----------

Cash flows from financing activities:
     Proceeds from officer and shareholder loans                                 6,399              --
     Proceeds from convertible promissory notes                                200,000              --
     Advances from Green Mountain Capital, Inc.
        prior to reverse acquisition May 12, 2006                              882,000              --
     Loan receivable                                                          (150,700)             --
                                                                           -----------     -----------
Net cash provided by financing activities                                      937,699              --
                                                                           -----------     -----------
Effect of foreign currency translation                                         (28,906)        104,707
                                                                           -----------     -----------

Net change in cash                                                             257,361         541,712

Cash, beginning of period                                                      695,363         434,387
                                                                           -----------     -----------

Cash, end of period                                                        $   952,724     $   976,099
                                                                           ===========     ===========

Supplemental disclosure of cash flow information:
         Cash paid for income taxes                                        $    36,379     $        --
                                                                           ===========     ===========
         Cash paid for interest                                            $        --     $        --
                                                                           ===========     ===========

Supplemental disclosure of non cash investing and financing activities:

Issuance of stock upon conversion of convertible
   promissory notes                                                        $ 1,512,058     $        --
                                                                           ===========     ===========

   See accompanying notes to the condensed consolidated financial statements.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation and History

The accompanying unaudited condensed consolidated financial statements of Green Mountain Capital, Inc. and it's wholly owned operating subsidiary Internet Telecommunications, Plc ("ITPLC") (collectively the "Company" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Form 8-K dated May 12, 2006 relative to the acquisition of ITPLC by the Company and the Company's other filings with the SEC. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

On January 13, 2006, Green Mountain Capital, Inc. ("GMCI") executed a Share Exchange Agreement (the "Agreement") with ITPLC, a corporation formed in 2000 under the laws of England and Wales and domiciled in the United Kingdom (UK) which commenced operations in July 2004, as a telecommunications carrier offering wholesale access to line rental, airtime and value-added services in the deregulated UK telecom market. ITPLC has entered into a long term supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. ITPLC has a customer base that consists of telecommunication retailers, service providers, residential customers and businesses. Pursuant to the Agreement, on May 12, 2006, the Company acquired all of the issued and outstanding shares of common stock of ITPLC in exchange for 22.5 million newly issued restricted shares of the Company common stock and 3.2 million warrants of the Company. Each warrant allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00 and is exercisable through January 9, 2011 for up to a maximum total of 3.2 million shares

The issuance of the 23.5 million common shares of the Company described above represented approximately 62.5% of the issued and outstanding shares of the Company at the time and date of issuance. Because ITPLC's owners as a group retained or received the larger portion of the voting rights in the combined entity and the Company's senior management represents a majority of the senior management of the combined entity, the Company was considered the acquirer for accounting purposes and has accounted for the exchange transaction as a recapitalization of ITPLC pursuant to Section 10.516 (Reverse Acquisitions) of Accounting Interpretations as published in the SEC Accounting Reporting Manual. At the time of the acquisition, the GMCI had minimal assets and limited operations. The assets, liabilities and the historical operations that are reflected in the financial statements prior to the merger are those of ITPLC and have been recorded at their historical cost. the Company previously had a fiscal year that ended on January 31 but pursuant to the accounting interpretations mentioned above has adopted the fiscal year end of ITPLC which is December 31.

Note 2 - Summary of Significant Accounting Policies

CONSOLIDATION

The accompanying condensed consolidated financial statements include the accounts and transactions of ITPLC for all periods presented and the accounts and transactions of the Company from the date of the reverse acquisition on May 12, 2006 and also include the expenses pertaining to the reverse acquisition incurred by the Company for the period from February 1, 2006 to May 12, 2006. Intercompany accounts and transactions have been eliminated in consolidation.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

The Company's functional currency is the British Pound. The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." For the purposes of these accounts, assets and liabilities are translated into US dollar (reporting currency) at the year-end exchange rates, equity is translated at historical exchange rates. Revenues, expenses, gains and losses are translated into US dollar at the average exchange rate applicable for the reporting period.

Resulting translation adjustments, if any, are recorded as a separate component in stockholder's equity, and reported in other comprehensive income or loss.

REVENUE RECOGNITION

The Company enters into contracts with its customers to provide telecommunication services. Revenue is recorded on an accrual basis when telephone calls and other related services have been completed under the contracts and collectibility is reasonably assured. Revenue represents the invoiced value of services provided net of United Kingdom value added tax.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company's significant estimate is useful lives of property and equipment.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions and considers the risk negligible.

EARNINGS (LOSS) PER SHARE

SFAS No. 128, "Earnings per Share" requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding options, warrants and convertible securities, as set forth below, are not reflected in diluted earnings per share because their effect would be anti-dilutive.

                                                               At June 30,
                                                         -----------------------
                                                            2006          2005
                                                         ---------     ---------
Warrants                                                 5,300,000            --
Convertible Promissory Notes                             4,235,378            --
                                                         ---------     ---------
                                                         9,535,378            --
                                                         =========     =========

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SHARE BASED PAYMENTS

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant by using the Black-Scholes option pricing model.

As of June 30, 2006, the Company has no unvested options and did not grant any options to employees during the three and six months ended June 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 2006, but may have a material impact if options are granted in the future.

Prior to the Company's adoption to SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair value method described therein. The Company had previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions such as retirement, change of control.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at June 30, 2006 and the Company did not grant any options during the three and six months ended June 30, 2006 and 2005.

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income as of June 30, 2006 consists of foreign currency translation adjustments of $110,403.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Note 3 - Related Party Transactions

As of June 30, 2006 the Company owed $151,364 to the Director and Chief Executive Officer Charlie Yiasemis. These loans are unsecured, payable on demand and non-interest bearing.

As of June 30, 2006, the Company owed $5,530 to the majority shareholder Demetris Charalambous. This loan is unsecured, payable on demand and non-interest bearing.

Note 4 -- Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                 At June 30, 2006
                                                 ----------------

                  Trade accounts payable            $1,248,570
                  Other creditors                      101,588
                  Taxes and social security            290,753
                  Accrued expenses                     217,701
                                                    ----------

                                                    $1,858,612
                                                    ==========

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Convertible Promissory Notes

The Company has outstanding Promissory Notes to Cayman Lender, Ltd. a Cayman Islands exempted company in voluntary liquidation ("Cayman"), due on demand (the "Notes"). Interest accrues on the Notes at the rate of 8% per annum. The Notes are convertible into common shares of the Company at a rate of $0.1737089

During the period since May 12, 2006 (the date of the Share Exchange Agreement) through June 30, 2006, the Company issued an aggregate of 8,718,545 shares of its common stock to Cayman in exchange for $1,511,658 in Cayman's claims against the Company pursuant to the terms of an agreement (the "Exchange Agreement") entered into between the Company and Cayman in Voluntary Liquidation. On January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement, and the Court approved the terms of the Exchange Agreement and found them to be fair to Cayman. Absent an order from the Court approving the terms of the Exchange Agreement and declaring them to be fair to Cayman (the entity to receive the subject securities) there would have been no basis for reliance upon the exemption set forth in Section 3 (a) (10) for the issuance of shares of common stock to be issued to Cayman. By virtue of a previous agreement (the "Loan Agreement") dated November 1, 2005, entered into between the Company and Cayman, The Company has received $3,700,000 in loans ("Loans") from Cayman, of which $735,723 remains outstanding as of June 30, 2006 including accrued interest at 8% per annum.

The Loan Agreement provides that, on demand, The Company can require Cayman to make additional advances to the Company not to exceed $21,300,000 ("Future Loans"). The Company may obtain Future Loans so as to be able to continue to implement its reorganization by integrating the operations of ITPLC into the Company's own business plan. Cayman advanced an additional $200,000 during the quarter ended June 30, 2006. During the period ended January 1, 2006 to May 12, 2006, $882,000 was advanced to IT from GMCI.

Notes payable, Cayman Lender as of June 30, 2006 consisted of the following:

      Cayman Lender, Ltd.
        Due on demand, including interest
        at 8.00%, unsecured, convertible at $0.1737089             $735,723
                                                                   ========

Note 6 - Stockholders' Equity

The Company is authorized to issue 10,000,000,000 shares of common stock with $0.0001 par value per share. At June 30, 2006 the Company had 45,899,813 shares of common stock outstanding. The Company is authorized to issue 250,000,000 shares of preferred stock with $0.0001 par value per share and previously had issued Series A, Series B and Series C shares all of which were repurchased and cancelled but still remain authorized. As of June 30, 2006 the Company had no issued and outstanding shares of preferred stock series A, preferred stock series B, or preferred stock series C. The preferred Series A shares and the preferred Series B shares, when and if issued, have cumulative voting rights at the rate of 200 to one versus the common and the preferred Series C shares, when and if issued, have cumulative voting rights at the rate of 500 to one versus the common. In addition, the preferred Series B shares, when and if issued, have conversion rights at the rate of 200 common for one preferred Series B and neither the Series A or Series C is convertible.

On June 1, 2006, the Company issued 2,633,300 shares of common stock at a price of $0.1737089 per share for the conversion of $457,428 of debt by Cayman Lender, Ltd.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2006, the Company issued 5,852,950 shares of common stock at a price of $0.1737089 per share for the conversion of $1,016,657 of debt by Cayman Lender, Ltd.

On June 26, 2006, the Company issued 218,600 shares of common stock at a price of $0.1737089 per share for the conversion of $37,973 of debt by Cayman Lender, Ltd.

Note 7 - Major Suppliers

The Company has entered into supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. One supplier accounts for approximately 65% and 63% of the costs of revenue for the three and six months ended June 30, 2006, respectively and approximately 57% and 55% of the cost of revenue for the three and six months ended June 30, 2005 respectively and approximately 56% of the accounts payable as of June 30, 2006.

Under the terms of the agreement there are no minimum monthly purchase commitments for defined usage levels not achieved and the agreement has no termination date.

Note 8 - Operating Leases

The Company leases 6,000 sq. feet of office space at 46 Clerkenwell Close, London, England for approximately $4,880 per month until 2011 with a lease renewal period in 2007. In addition, the Company leases approximately 2,000 sq feet at 10-16 Scrutton Street, London, England, on a month to month basis at a rate of approximately $2,000 per month.

On August 8, the Company signed a three year lease for 800 square feet of space to house a new switch in a building at 80 Clifton Street in London that is specifically dedicated to telecom services that will increase efficiency of line choice and will lower the cost of sales. The lease cost is $10,433 per month, is effective September 1, 2006 and is automatically renewable. In addition, the Company has an option for additional space.

Rent and related expense for the six months ended June 30, 2006 and 2005 was $ 49,810 and $29,280, respectively.

Note 9 - Commitments and Contingencies

Employment Agreements

The Company has entered into an employment contract with its Chief Executive Officer, Charlie Yiasemis and its Technical Director, Stavros Papathanassiou, each of which is for a five year term that expires on December 31, 2008. The contracts will automatically renew unless terminated by either party. The contracts provide for a minimum annual salary, adjusted, at the option of ITPLC, for cost-of-living, performance, and the profitability of ITPLC. In addition, ITPLC may, in its discretion, provide the individual a car with a total purchase price, including tax and United Kingdom value added tax, not to exceed (pound) 20,000 ($37,800 at June 30, 2006) for use in the performance of duties and replaced every three years.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The minimum annual commitment, excluding the value of the car and any other incentives, under these contracts is as follows:

                  Years                                Amount
                                                      --------
                  2006                                $217,680
                  2007                                 217,680
                  2008                                 217,680
                                                      --------
                  Total                               $653,040
                                                      ========

On November 1, 2005, The Company entered into a consulting agreement with Carmenna Limited, which is wholly owned by Dr. Fredrik Verkroost, a director and Chairman of the Company. Pursuant to such agreement, Carmenna Limited agreed to provide certain consulting services to ITPLC in consideration for a fee equal to (pound) 1,000 per month ($1,890 at June 30, 2006)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-QSB contains a number of "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this quarterly report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to management. When used in this quarterly report, the words "anticipate," "believe," "estimate," "expect," "may," "will," "continue" and "intend," and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, those described below the heading "Overview" and in our registration statements and periodic reports filed with the SEC under the Securities Act and the Exchange Act.

Although we believe that our expectations are reasonable, we cannot assure you that our expectations will prove to be correct. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated, expected or intended.

General

Green Mountain Capital, Inc. (the "Company", "we" or "us") was originally organized in 1998 under the laws of the State of New Hampshire under the name "ARS Networks, Incorporated". Initially, we engaged in the design and development of advanced railway communications and data management systems. We eventually elected to terminate these activities because we determined that it was not practical for us to pursue opportunities in such industries. We decided instead to concentrate on formulating a new business plan focusing our efforts on identifying and closing planned acquisitions, building our company through steady calculated growth. Effective September 30, 2004, we changed our name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc." to better reflect our new business purpose and activities. On July 12, 2005, we changed out state of incorporation from New Hampshire to Nevada by merging into Green Mountain Capital, Inc., a Nevada corporation, organized by us for the specific purpose of the change of domicile. On January 12, 2006 we entered into a Share Exchange Agreement to acquire Internet Telecommunications, Plc, a corporation formed under the laws of England and Wales ("ITPLC"). ITPLC commenced operations in July 2004 as a telecommunications carrier offering wholesale access to line rental, airtime and value-added services in the deregulated United Kingdom telecommunications market. We acquired ITPLC on May 12, 2006 at the closing under the Share Exchange Agreement; prior to our acquisition of ITPLC, we had no business operations or revenues.

History of ITPLC

Internet Telecommunications, Plc commenced operations in July 2004 as a telecommunications carrier offering wholesale access to line rental, airtime and value-added services in the deregulated UK telecom market after it had acquired its own databases, assets, and commercial agreements. IT has entered into a long term supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. IT has a customer base that consists of telecommunication retailers, residential customers, service providers and businesses.

During June 2004, ITPIC issued 49,998 shares of common stock to the then majority shareholder of the Company Demetris Charalambous in exchange for acquired switches, servers, databases, and their related software licenses. The common stock was valued at par value of approximately $90,700.

On June 1, 2004, ITPLC entered into a software license agreement with the Chief Executive Officer of ITPLC. The software license agreement carried an option to buy and no minimum payments for a period of twenty four months. During the year ended December 31, 2005, ITPLC exercised its option to purchase the license and issued 1,500,000 shares to the Chief Executive Officer. The common stock was valued at par value of $2,575,500. On July 2004, ITPLC commenced operations as a telecommunications carrier offering wholesale access to line rental, airtime and value-added services in the deregulated United Kingdom telecom market. ITPLC secured favorably priced long term supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. ITPLC developed a customer base consisting of telecommunication retailers, residential customers and businesses providers that are priced on a fixed cost and least cost routing basis. ITPLC developed a customer base consisting of telecommunication retailers, residential customers, service providers and businesses.

On January 13, 2006, ITPLC executed a Share Exchange Agreement (the "Agreement") with the Company. At closing, on May 12, 2006, the Company acquired all of ITPLC's issued and outstanding shares of common stock in exchange for shares of common stock and warrants of the Company. At closing, the stockholders of ITPLC exchanged their shares of ITPLC's common stock for (a) 23.5 million restricted shares of common stock and 3.2 million warrants, exercisable at a price of $1.00 per share prior to January 10, 2011.

Our Business

With our acquisition of ITPLC, we became a telecommunications operator. ITPLC has capitalized on the growth in the deregulated telecommunications sector by offering a range of competitive line rental and airtime solutions. These solutions are comprised of line rental and air time solutions. Our focus is on the retail market and also increasingly on the wholesale sector. Presently, ITPLC covers all of the United Kingdom and has access to most destinations around the world, giving customers guaranteed reliability to fast connection and quality. We have over approximately 10,000 customers, of which approximately 80% are residential customers and the remainder is small to medium sized businesses. This has been achieved by forming relationships with selected carriers, primarily British Telecommunications, which allows ITPLC to offer extremely competitive voice and data solutions to customers.

We hope to expand our service offerings and market coverage into Europe and the United States. Our focus is to service the demand for high quality, competitively priced international communications that is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of voice, Internet, VoIP, wireless, and data traffic.

Principal products and services, principal markets, and distribution methods

We are currently targeting retail services resellers with our attractively priced wholesale line rental and airtime offerings to enable them to improve upon their existing margins and gain access to small- and medium-sized enterprises (SMEs), multinational corporations, government establishments and organizations, agencies and residential customers. By offering an attractive line rental package to customers, we effectively manage all forms of traffic that is supplied over the line using a combination of our own network and those of our partners.

Generally, our services are competitive with the major carriers operating in our principal markets. We expect to continue to generate growth through sales and marketing efforts. ITPLC provides all types of telecommunications services directly to existing resellers within the telecommunications market. The resellers in turn market these services directly to the end users. In addition, ITPLC has a number of end users directly connected to its network.

Competition

The telecommunications industry is highly competitive and significantly affected by regulatory changes, marketing and pricing decisions of the larger industry participants and the introduction of new services made possible by technological advances. We believe that telecommunication service providers compete on the basis of price, customer service, product quality and breadth and bundling of services offered. Many of our competitors are significantly larger, have substantially greater financial, technical and marketing resources, larger networks and more products for bundling. However, we believe that ITPLC has a significant competitive advantage over established telecommunications providers. ITPLC has a contractual relationship with British Telecommunications ("BT"), which was entered into with BT prior to the de-regulation of the industry. This agreement has no termination date by either party so long as either party meets the contractual obligations, and provides ITPLC with beneficial and competitive rates.

Major Suppliers

ITPLC has entered into long term supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. The term of these agreements will continue indefinitely unless and until the Company breaches any of its obligations thereunder. One supplier accounts for approximately 65% and 63% of the costs of revenue for the three and six months ended June 30, 2006, respectively and approximately 57% and 55% of the cost of revenue for the three and six months ended June 30, 2005 respectively.

Government Regulation

Although we provide telephone lines, we are not required to be licensed as a telephone carrier. We do maintain a United Kingdom Public Telecom license (a "PTO"), but such license was no longer required about a year ago. As a telecommunications company, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on us.

Regulation of the telecommunications industry is changing rapidly both domestically and globally. Privatization and deregulation have had, and are expected to continue to have, significant effects on competition in the industry. In addition, competition has increased in the European Union ("EU") communications markets as a result of legislation enacted at the EU level. Beginning in 1990, a number of legislative measures were adopted that culminated in the full liberalization of telecommunications markets throughout most EU member states as of January 1, 1998. This increase in competition has and could continue to adversely affect net revenue per minute. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia, may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. Further the increase in providers vying for a limited market share will require us to maintain competitive rate structures. In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, Council and Commission, consisting of members including the United Kingdom, as well as the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, Sweden. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market. ITPLC is registered with OFCOM, the United Kingdom's regulatory body, and has today been assigned 6,000,000 numbers.

Employees

The Company had 14 employees as of June 30, 2006.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

Total revenues were $5,360,719 for the three months ended June 30, 2006, as compared to $4,775,898 for the same period in 2005, an increase of $584,821 or 12%. Such increase is attributable to a higher number of customers in general and the addition of numerous service provider customers.

Gross profit was $543,341 for the three months ended June 30, 2006, compared to a gross profit of $242,545 for the same period in 2005, an increase of $300,796, or 124%. Gross margins were favorably impacted due to the revenue recognized from an increased number of customers in general and new service provider customers whose revenue reflects higher margins.

Selling, general and administrative expenses for the three months ended June 30, 2006, were $507,667, compared to $69,358 for the same period in 2005, an increase of $ $438,309. This increase was primarily due to costs relative to the acquisition transaction of approximately $60,000, additional professional fees of $160,000, an increase in salaries of approximately $125,000 due to the addition of personnel to support the growth in revenue, an increase in consultancy cost of approximately $70,000 and a general increase in certain other expenses in order to maintain the revenue growth.

Comparison of the six months ended June 30, 2006 and 2005

Revenues were $10,722,192 for the six months ended June 30, 2006, as compared to $9,383,780 for the same period in 2005, an increase of $1,338,412 or 14 %. The revenue increase for the six months ending June 30, 2006 was primarily due to an increased number of customers in general and new Service Provider customers that have joined our network.

Gross profit was $848,055 or 7.9 % for the six months ended June 30, 2006, compared to a gross profit of $330,121 or 3.5% in the same period in 2005. Gross margins rose due to the type of revenue that comprised the increase.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $ 954,022, compared to $154,570 for the same period in 2005, an increase of $799,452. This increase was primarily due to costs in the six months ended 2006 related to the acquisition transaction of approximately $90,000, for which no comparable costs were incurred in the 2005, increased professional fees of approximately $205,000, increased administrative and other salaries of approximately $231,000 due to the addition of staff personnel, a $172,000 increase in consultancy cost, somewhat higher rent due to additional facilities being leased and general increases in certain other expenses in order to maintain the growth in revenue.

Liquidity and Capital Resources

As of June 30, 2006, we had cash of $ 952,724 and working capital of $1,050,061. During the six months ended June 30, 2006, our cash increased by $ 277,361. During the period May 12, 2006 through June 30, 2006, the Company was advanced $200,000 from Caymen Lender, Ltd. During the period January 1, 2006 to May 12, 2006 $882,000 was advanced from GMCI to ITPLC. Management believes that the Company has sufficient cash flow from operations to support the current level of operations and the anticipated growth for at least the next 12 months.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for Income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

REVENUE RECOGNITION

The Company enters into contracts with its customers to provide telecommunication services. Revenue is recorded on an accrual basis when telephone calls and other related services have been completed under the contracts and collectibility is reasonably assured. Revenue represents the invoiced value of services provided net of United Kingdom value added tax.

SHARE BASED PAYMENTS

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards will result in a charge to operations that will be measured at fair value on the awards grant date, based on the estimated number of awards expected to vest over the service period. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant by using the Black-Scholes option pricing model.

As of June 30, 2006, the Company has no unvested options and did not grant any options to employees during the three and six months ended June 30, 2006 and 2005. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the three and six months ended June 30, 2006, but may have a material impact if options are granted in the future.

Prior to the Company's adoption to SFAS No. 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair value method described therein. The Company had previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions such as retirement, change of control.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at June 30, 2006 and the Company did not grant any options during the three and six months ended June 30, 2006 or 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were ineffective for those significant deficiencies as discussed in the following paragraph.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the financial reporting. In addition the accounting department does not have the sophistication to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this significant deficiency, including using the services of an interim financial and accounting consultant as well as an accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis.

At this time management has decided that, considering the employees involved and the control procedures in place, the potential benefits of adding additional employees to clearly segregate duties does not currently justify the additional expense. However, we do intend to hire a chief financial officer with appropriate public company experience to relieve our chief executive officer of his current chief financial officer duties.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 3, 2006 the Company issued 200,000 shares of common stock at a fair market value of $0.20 per share for consulting services.

On January 17, 2006 the Company issued 300,000 shares of common stock at a fair market value of $0.88 per share for issuance costs related to the Company's bridge financing.

On January 17, 2006 the Company issued 1,000,000 shares of common stock at a fair market value of $0.88 per share for to financing and issuance costs associated with the Company's bridge financing

On January 27, 2006, the Company issued 2,500,000 shares of common stock at a price of $0.1737 per share for the conversion of $434,272 of debt by Cayman Lender, Ltd in reliance upon the exemption from registration set forth in
Section 3(a) (10) of the Securities Act of 1933, as amended.

On February 14, 2006, the Company issued 2,918,800 shares of common stock at a price of $0.1737 per share for the conversion of $507,022 of debt by Cayman Lender, Ltd in reliance upon the exemption from registration set forth in
Section 3(a) (10) of the Securities Act of 1933, as amended.

On February 27, 2006, the Company issued 3,309,655 shares of common stock at a price of $0.1737 per share for the conversion of $574,917 of debt by Cayman Lender, Ltd in reliance upon the exemption from registration set forth in
Section 3(a) (10) of the Securities Act of 1933, as amended.

On April 11, 2006, the Company issued 2,510,000 shares of common stock at a price of $0.1737 per share for the conversion of $436,099 of debt by Cayman Lender, Ltd in reliance upon the exemption from registration set forth in
Section 3 (a) (10) of the Securities Act of 1933, as amended.

On May 12, 2006, the Company issued 23,500,000 shares of common stock for the acquisition of Internet Telecom, Plc.

On June 1, 2006, the Company issued 2,633,300 shares of common stock at a price of $0.1737 per share for the conversion of $457,428 of debt by Cayman Lender, Ltd in reliance upon the exemption from registration set forth in Section 3 (a)
(10) of the Securities Act of 1933, as amended.

On June 15, 2006, the Company issued 5,852,950 shares of common stock at a price of $0.1737 per share for the conversion of $1,016,657 of debt by Cayman Lender, Ltd in reliance upon the exemption from registration set forth in Section 3 (a)
(10) of the Securities Act of 1933, as amended.

On June 26, 2006, the Company issued 218,600 shares of common stock at a price of $0.1737 per share for the conversion of $37,973 of debt by Cayman Lender, Ltd in reliance upon the exemption from registration set forth in Section 3 (a) (10) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31 Certificate of the Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of the Chief Executive Officer/Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GREEN MOUNTAIN CAPITAL, INC.
                                                (Registrant)


                                        By: /s/ Charlie Yiasemis
                                        -----------------------
                                        Charlie Yiasemis
                                        President, Chief Executive Officer and
                                        Chief Financial Officer

                                        August 21, 2006