Form 10QSB
period 2006-09-30
Green Mountain Capital Inc.
filed 2006-11-20
CIK 1081856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   FORM 10-QSB

                For the quarterly period ended September 30, 2006

                          Commission File No. 001-14883

                          GREEN MOUNTAIN CAPITAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                16-1728655
              --------                               ----------
      (State of incorporation)         (I.R.S. Employer Identification Number)


                    201 South Biscayne Boulevard, 28th Floor
                              Miami, Florida 33131
                            -------------------------
          (Address of principal executive offices, including zip code)

                               011-44-207-216-9000
                               -------------------
                         (Registrants telephone number)

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

YES |_| NO |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) YES |_| NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

           Title of Class                       Number of Shares Outstanding
           --------------                      -----------------------------
            Common Stock
     (par value $0.0001 per share)             45,899,814 shares outstanding
                                                  as of November 14, 2006

                          GREEN MOUNTAIN CAPITAL, INC.

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

Item 1.   Financial Statements Unaudited                                       1

          Condensed Consolidated Balance Sheet - September 30, 2006            1

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 2006 and 2005              2

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2006 and 2005                        3

          Notes to Unaudited Condensed Consolidated Financial Statement        4

Item 2.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations or Plan of Operation              11

Item 3.   Controls and Procedures                                             15


PART II - OTHER INFORMATION
---------------------------


Item 5.  Other Information                                                    16

Item 6.   Exhibits                                                            16

Signatures                                                                    17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                     ITEM 1 - FINANCIAL STATEMENTS UNAUDITED


                          GREEN MOUNTAIN CAPITAL, INC.
                      Condensed Consolidated Balance Sheet
                               September 30, 2006
                                   (Unaudited)

                                     Assets
                                     ------
Current assets:
     Cash                                                           $ 3,097,955
     Accounts receivable                                              1,779,484
     Prepaid expenses                                                    15,967
     Loan receivable                                                    280,740
     Deposits                                                           593,546
     Other current assets                                               162,018
                                                                    -----------
     Total current assets                                             5,929,710

                                                                    -----------
     Property and equipment, net                                      1,029,966
     Intangible assets, net                                              12,478
                                                                    -----------
Total Assets                                                        $ 6,972,154
                                                                    ===========

                       Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                          $ 4,095,179
     Loans from officers and stockholders                               159,945
     Promissory note                                                  1,082,000
                                                                    -----------
     Total current liabilities                                        5,337,124
                                                                    -----------

Deferred tax liabilities                                                 50,805
                                                                    -----------
Total liabilities                                                     5,387,929
                                                                    -----------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 10,000,000
          shares authorized; none issued and outstanding                     --
     Common stock, $0.0001par value, 10,000,000,000
          shares authorized; 45,899,814 issued and outstanding            4,590
     Additional paid-in capital                                       1,452,198
     Accumulated other comprehensive income                             128,758
     Accumulated deficit                                                 (1,321)
                                                                    -----------
     Total shareholders' equity                                       1,584,225
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 6,972,154
                                                                    ===========


         See accompanying notes to the condensed consolidated financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                 Condensed Consilidated Statements of Operations
                                   (Unaudited)



                                        For the Three Months Ended      For the Nine Months Ended
                                              September 30,                   September 30,
                                      ----------------------------   -----------------------------
                                           2006            2005            2006            2005
                                      ------------   -------------   -------------   -------------


Revenue                               $  6,029,217    $  5,160,947    $ 16,751,409    $ 14,544,727
Cost of revenue                          5,853,800       4,766,858      15,727,937      13,820,517
                                      ------------    ------------    ------------    ------------


Gross profit                               175,417         394,089       1,023,472         724,210

Operating expenses:

Selling, general and administrative        620,117         136,197       1,574,139         290,767

Depreciation and amortization               29,577          19,994          83,417          55,305
                                      ------------    ------------    ------------    ------------


Total operating expenses                   649,694         156,191       1,657,556         346,072


(Loss)/income from operations             (474,277)        237,898        (634,084)        378,138


     Interest income                        11,472          12,796          30,644          26,355
                                      ------------    ------------    ------------    ------------


(Loss)/income before income taxes         (462,805)        250,694        (603,440)        404,493


Income tax expense                          (1,997)        (14,272)        (54,535)        (44,244)


Net (loss) income                     $   (464,802)   $    236,422    $   (657,975)   $    360,249
                                      ============    ============    ============    ============

Per share data:
Net (loss) income per common

share - basic and diluted             $      (0.01)   $       0.01    $      (0.02)   $       0.02
                                      ============    ============    ============    ============

Weighted average common shares
outstanding - basic and diluted         44,460,229      23,500,000      33,895,300      23,500,000
                                      ============    ============    ============    ============


              See accompanying notes to the condensed consolidated
                             financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                           --------------------------
                                                                               2006           2005
                                                                           -----------    -----------
Cash flows from operating activities:

     Net (loss) income                                                     $  (657,975)   $   360,249
     Adjustments to reconcile net (loss)/income to net cash
     provided by operating activities:
        Depreciation and amortization                                           83,417         55,305
     Changes in operating assets and liabilities
        Accounts receivable                                                    (66,260)    (1,738,347)

        Prepaid expenses                                                       (15,508)            --
        Other current assets                                                  (157,365)      (328,525)
        Increase in accounts payable and accrued expenses                    1,852,021      1,868,066
                                                                           -----------    -----------
Net cash (used in) provided by operating activities                          1,038,330        216,748
                                                                           -----------    -----------

Cash flows from investing activities:
        Purchase of property and equipment                                     (99,742)        (2,533)
        Loan to unaffiliated Company                                          (272,682)            --
                                                                           -----------    -----------
Net cash used in investing activities                                         (372,424)        (2,533)
Cash flows from financing activities:

        Proceeds from officer and stockholder loans                                 --        191,486

        Repayment of officers and stockholders loans                            (3,983)            --

        Proceeds from promissory notes                                         600,000             --
        Advanced from Green Mountain Capital, Inc.
             prior to reverse acquisition May 12, 2006                         882,000         99,752
                                                                           -----------    -----------
Net cash provided by financing activities                                    1,478,017        291,238
                                                                           -----------    -----------

Effect of foreign currency translation                                         258,669        (54,338)
                                                                           -----------    -----------

Net increase in cash                                                         2,402,592        451,115
Cash,  beginning of period                                                     695,363        434,387
                                                                           -----------    -----------


Cash, end of period                                                        $ 3,097,955    $   885,502
                                                                           ===========    ===========

Supplemental disclosure of cash flow information:

        Cash paid for income taxes                                         $    66,133             $-
                                                                           ===========    ===========

        Cash paid for interest                                                      $-             $-
                                                                           ===========    ===========

Supplemental disclosure of non cash investing and financing activities:

Issuance of common stock upon conversion of convertible promissory notes   $ 1,747,780             $-
                                                                           ===========    ===========

              See accompanying notes to the condensed consolidated
                             financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND HISTORY
------------------------------------------

The accompanying unaudited condensed consolidated financial statements of Green Mountain Capital, Inc. and its wholly owned operating subsidiary Internet Telecommunications, Plc ("ITPLC") (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. While the Company believes that the disclosures presented are adequate to make the information not misleading, these unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 8-K dated May 12, 2006 relative to the acquisition of ITPLC by the Company and the Company's other filings with the SEC. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

On January 13, 2006, the Company executed a Share Exchange Agreement (the "Agreement") with ITPLC, a corporation formed in 2000 under the laws of England and Wales and domiciled in the United Kingdom (UK) commenced operations in July 2004, as a telecommunications carrier offering wholesale access to line rental, airtime and value-added services in the deregulated UK telecom market. ITPLC has entered into a long term supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. ITPLC has a customer base that consists of telecommunication retailers, service providers, residential customers and businesses. Pursuant to the Agreement, on May 12, 2006, the Company acquired all of the issued and outstanding shares of common stock of ITPLC in exchange for 22.5 million newly issued restricted shares of the Company common stock and 3.2 million warrants of the Company. Each warrant allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00 and is exercisable through January 9, 2011 for up to a maximum total of 3.2 million common shares.

The issuance of the 22.5 million common shares of the Company described above represented approximately 62.5% of the issued and outstanding shares of the Company at the time and date of issuance. Because ITPLC's owners as a group retained or received the larger portion of the voting rights in the combined entity and the Company's senior management represents a majority of the senior management of the combined entity, the Company was considered the acquirer for accounting purposes and has accounted for the exchange transaction as a recapitalization of ITPLC pursuant to Section 10.516 (Reverse Acquisitions) of Accounting Interpretations as published in the SEC Accounting Reporting Manual. At the time of the acquisition, the Company had minimal assets and limited operations. The assets, liabilities and the historical operations that are reflected in the financial statements subsequent to the merger are those of ITPLC and have been recorded at their historical cost. The Company previously had a fiscal year that ended on January 31 but pursuant to the accounting interpretations mentioned above has adopted the fiscal year end of ITPLC which is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOREIGN CURRENCY TRANSLATION

The Company's functional currency is the British Pound. The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." For the purposes of these accounts, assets and liabilities are translated into US dollar (reporting currency) at the period-end exchange rates, equity is translated at historical exchange rates. Revenues, expenses, gains and losses are translated into US dollar at the average exchange rate applicable for the reporting period.

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

EARNINGS (LOSS) PER SHARE

SFAS No. 128, "Earnings per Share." requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted. The Company's outstanding options, warrants and convertible securities, as set forth below, are not reflected in diluted earnings per share because their effect would be anti-dilutive.

                                                   September 30,
                                         --------------------------------
                                               2006             2005
                                         ---------------  ---------------
Warrants                                       5,300,000              --
                                         ---------------  ---------------
                                               5,300,000              --
                                         ===============  ===============

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

On July 1, 2006, the Company approved a stock option plan for directors, officers and employees to be used as incentive at an exercise price no less favorable than the closing market price on the date of grant. The stock option plan allows the board at the board's discretion to issue up to 5 million stock options for directors, officers and employees with a 5 year exercise period.

As of September 30, 2006, the Company has no unvested options. The Company issued options to two directors that were subsequently withdrawn in July 2006 and did not grant any other options to employees during the three and nine months ended September 30, 2006. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the three and nine months ended September 30, 2006, but may have a material impact if options are granted in the future.

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

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at September 30, 2006 and the Company did not grant any options during the three and nine months ended September 30, 2005.


COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accumulated other comprehensive income (loss) as of September 30, 2006 consists of foreign currency translation adjustments of $128,758.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

As of September 30, 2006 the Company owed $152,445 to the Director and Chief Executive Officer Charlie Yiasemis. These loans are unsecured, payable on demand and non-interest bearing.

As of September 30, 2006, the Company owed $7,500 to the Director and Chairman Fredrik Verkroost for unpaid fees. This loan is unsecured, payable on demand and non-interest bearing.


NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES
----------------------------------------------

Accounts payable and accrued expenses consist of the following:


                                                   September 30,
                                                        2006
                                                -----------------

                  Trade accounts payable        $       3,432,176
                  Other creditors                         149,159
                  Taxes and social security               146,167
                  Accrued expenses                        367,677
                                                -----------------

                                                        4,095,179
                                                =================

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONVERTIBLE AND OTHER PROMISSORY NOTES
-----------------------------------------------

The Company has outstanding Promissory Notes to Cayman Lender, Ltd. a Cayman Islands exempted company in voluntary liquidation ("Cayman"), due on demand (the "Notes"). The Notes are convertible into common shares of the Company at a rate of $0.1737089

For the period from May 12, 2006 (the date of the Share Exchange Agreement) through September 30, 2006, the Company issued an aggregate of 10,061,545 shares of its common stock to Cayman in exchange for $1,747,780 in Cayman's loans to the Company pursuant to the terms of an agreement (the "Exchange Agreement") entered into between the Company and Cayman in Voluntary Liquidation. On January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement, and the Court approved the terms of the Exchange Agreement and found them to be fair to Cayman. Absent an order from the Court approving the terms of the Exchange Agreement and declaring them to be fair to Cayman (the entity to receive the subject securities) there would have been no basis for reliance upon the exemption set forth in Section 3 (a) (10) for the issuance of shares of common stock to be issued to Cayman. By virtue of a previous agreement (the "Loan Agreement") dated November 1, 2005, entered into between the Company and Cayman, the Company has received $3,700,000 in loans ("Loans") from Cayman, of which $0 remains outstanding as of September 30, 2006.

The above Loan Agreement provides that, on demand, the Company can require Cayman to make additional advances to the Company not to exceed $21,300,000. During the nine-month period ended September 30, 2006, $1,482,000 was advanced to ITPLC by the Cayman, of which $882,000 was prior to the Exchange Agreement on May 12, 2006, and 600,000 was subsequent to May 12, 2006.

Notes payable by the Company to Cayman Lender as of September 30, 2006 consisted of the following:

                                                             September 30,
                                                                  2006
                                                            ---------------
Cayman Lender, Ltd.
  Due on demand, unsecured, convertible at $0.1737089       $             0
  Due on demand, unsecured                                        1,082,000
                                                            ---------------

Total                                                       $     1,082,000
                                                            ===============

Subsequent to September 30, 2006, the Company entered into an agreement on November 13, 2006 to convert $1,082,000 of Notes payable to Cayman Lender Ltd into 6,000,000 shares of its common stock at a price of $0.18033333 per share.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

The Company is authorized to issue 10,000,000,000 shares of common stock with $0.0001 par value per share. At September 30, 2006 the Company had 45,899,814 shares of common stock outstanding. The Company is authorized to issue 250,000,000 shares of preferred stock with $0.0001 par value per share and previously had issued Series A, Series B and Series C shares all of which were repurchased and cancelled but still remain authorized. As of September 30, 2006 the Company had no issued and outstanding shares of preferred stock series A, preferred stock series B, or preferred stock series C. The preferred Series A shares and the preferred Series B shares, when and if issued, have cumulative voting rights at the rate of 200 to one versus the common and the preferred Series C shares, when and if issued, have cumulative voting rights at the rate of 500 to one versus the common. In addition, the preferred Series B shares, when and if issued, have conversion rights at the rate of 200 common for one preferred Series B and neither the Series A or Series C is convertible.

On September 20, 2006, the Company issued 1,356,695 shares of common stock at a price of $0.1737089 per share for the conversion of $235,722 of debt by Cayman Lender, Ltd.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - MAJOR SUPPLIERS
------------------------

The Company has entered into supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. One supplier accounts for approximately 77% and 63% of the costs of revenue for the nine months ended September 30, 2006 and 2005, respectively. One supplier accounts for approximately 93% and 62% of the cost of revenue for the three months ended September 30, 2006 and 2005 respectively and approximately 80% of the accounts payable as of September 30, 2006.

NOTE 8 - LEASES
---------------

OPERATING LEASES
----------------

The Company leases 6,000 sq feet of office space at 46 Clerkenwell Close, London, England for approximately $4,880 per month until 2011 with a lease renewal period in 2007.

On August 8, the Company signed a 3 year lease for 800 square feet of space to house a new switch in a building at 80 Clifton Street in London that is specifically dedicated to telecom services that will increase efficiency of line choice and will lower the cost of sales. The lease cost is $10,433 per month, is effective September 1, 2006 and is automatically renewable. In addition, the Company has an option for additional space.

Rent and related expense for the nine months ended September 30, 2006 and 2005 was $74,804 and $62,996, respectively.

On July 31, 2006 and on August 8, 2006, the Company entered into two 24 month lease hire agreements for automobiles. Due to these agreements being lease hire and not lease purchase, the Company retains no ownership of the assets and therefore has not made any provision under the capital lease. The full amount of the lease hire agreement dated July 31, 2006 is subject to repayment in full from the President & CEO, Charlie Yiasemis, Director Loan Account. The August 8, 2006 lease hire agreement terminates on August 8, 2008 with an initial payment of $1,674 followed by 23 monthly payments of $481.

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Employment Agreements

The Company has entered into a director services agreement with its Chief Executive Officer, Charlie Yiasemis, and its Chairman, Fredrik Verkroost on the basis of 12 days per annum. In addition, consulting expenses are charged by Business Development & Consulting Limited for which the Chairman is one of its beneficiaries.

ITPLC has entered into an employment contract with its Chief Executive Officer, Charlie Yiasemis and its Technical Director, Stavros Papathanassiou, each of which is for a five year term that expires on December 31, 2008. The contracts will automatically renew unless terminated by either party. The contracts provide for a minimum annual salary, adjusted, at the option of ITPLC, for cost-of-living, performance, and the profitability of ITPLC. In addition, ITPLC may, in its discretion, provide the individual a car with total purchase price, including tax and United Kingdom value added tax, not to exceed (pound)20,000 ($36,358 at September 30, 2006) for use in the performance of duties and replaced every three years.

The minimum annual commitment, excluding the value of the car and any other incentives, under these contracts is as follows:

                    Years                                 Amount
                                                      -----------
                    2006                              $   277,680
                    2007                              $   277,680
                    2008                              $   277,680
                                                      -----------
                    Total                             $   833,040
                                                      ===========

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2005, ITPLC entered into a consulting agreement with Carmenna Limited, which is wholly owned by Dr. Fredrik Verkroost, a director and Chairman of the Company. Pursuant to such agreement, Carmenna Limited agreed to provide certain consulting services to ITPLC in consideration for a fee equal to (UK Pounds) 900 per day ($1,636 at September 30, 2006) and expenses, such fee not to exceed (UK Pounds) 5,000 per month.

Litigation

On October 13, 2006, Marcum & Kliegman LLP ("M&K), the Company's independent registered public accounting firm, advised us that they had been requested by the Securities and Exchange Commission ("SEC")to furnish to the SEC specified financial and other documents for the Company in M&K's possession and control, as well as financial and other documents for three other companies. M&K has cooperated fully with the SEC in its response to this request.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

On November 9. 2006, in settlement of a prior consulting agreement, the Company issued 200,000 warrants of its common stock at a exercise price of $1.00 per share to Strategic Growth International, Inc. and expiring on May 9, 2009.

On November 13, 2006, the Company issued 6,000,000 shares of its common stock at a price of $0.18033333 per share for conversion of $1,082,000 of debt by Cayman Lender Ltd.

On November 14, 2006, the Company entered into a promissory note agreement aggregating in the amount of $600,000. The promissory notes have a stated interest rate of 10% per annum and mature on March 31, 2007, in the event of default the interest rate will be increased to 15% per annum. In connection with the promissory notes the Company also granted 600,000 of warrants to purchase common stock. The warrants are exercisable at $0.25 per share, have a life of three years and carry a cashless exercise provision.

The $145,902 fair value of the warrants was calculated using the Black Scholes option valuation model and has been recorded as a debt discount. The debt discount will be accredited to interest expense over the life of the debt.

IIEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

HISTORY OF ITPLC

Internet Telecommunications Plc ("ITPLC") commenced operations in July 2004 as a telecommunications carrier offering wholesale access to line rental, airtime and value-added services in the deregulated UK telecom market after it had acquired its own databases, assets, and commercial agreements. IT has entered into a long term supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. IT has a customer base that consists of telecommunication retailers, residential customers, service providers and businesses.

During June 2004, ITPLC issued 49,998 shares of common stock to the then majority shareholder of the Company Demetris Charalambous in exchange for acquired switches, servers, databases, and their related software licenses. The common stock was valued at par value of approximately $90,700.

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

OUR BUSINESS

With our acquisition of ITPLC, we became a telecommunications operator. ITPLC has capitalized on the growth in the deregulated telecommunications sector by offering a range of competitive line rental and airtime solutions. Whereas the early business originated from the retail sector, all of the Company's new business originates from the wholesale sector. Presently, ITPLC covers all of the United Kingdom and has access to most destinations around the world, giving customers guaranteed reliability to fast connection and quality. Our clients are made up of approximately 16,000 lines and channels from legacy customers and an increasing number of retail services resellers with 6,700 lines and channels as at September 30, 2006, which in turn service a mixture of residential and business customers. Some 30% are residential lines and channels and the remainder are small to medium sized businesses. This has been achieved by forming relationships with selected carriers, primarily British Telecommunications, which allows ITPLC to offer extremely competitive voice and data solutions to customers.

We hope to expand our service offerings and market coverage into Europe and the United States. Our focus is to service the demand for high quality, competitively priced international communications that is being driven by the globalization of the world's economies, the worldwide trend toward telecommunications deregulation and the growth of voice, Internet, VoIP, wireless, and data traffic.

PRINCIPAL PRODUCTS AND SERVICES, MARKETS AND DISTRIBUTION METHODS

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

Generally, our services are competitive with the major carriers operating in our principal markets. We expect to continue to generate growth through sales and marketing efforts. ITPLC provides all types of telecommunications services directly to existing services resellers within the telecommunications market. The services resellers in turn market these services directly to the end users. In addition, ITPLC has a number of end users directly connected to its network.

We strive to become a multi-play wholesale carrier/operator and establish a significant market presence in the United Kingdom before opening-up market presence in other selected countries. During the year to September 30, 2006, we completed a major investment in a Nokia DX220 switch network with interconnect circuits located at its new premises at 80 Clifton Street, London, England. The switch is presently undergoing commissioning and will be carrying live customer traffic in the fourth quarter of 2006.

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

EMPLOYEES

The Company had 13 employees as of September 30, 2006.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 and 2005

Total revenues were $6,029,217 for the three months ended September 30, 2006, as compared to $5,160,947 for the same period in 2005, an increase of $868,270 or 17%. Such increase is attributable to a higher number of customers in general and the addition of various service provider customers.

Gross profit was $175,417 for the three months ended September 30, 2006, compared to a gross profit of $394,089 for the same period in 2005, an decrease of $218,672 or 55%. Gross margins were impacted due to one-time conversion and transfer costs in July and August in preparation for migrating customer lines onto the new switch. Additionally, gross margins were impacted in the period by connection costs for new lines and channels from service providers in readiness to carry new traffic in 2007.

Selling, general and administrative expenses for the three months ended September 30, 2006, were $620,117, compared to $136,197 for the same period in 2005, an increase of $483,920. This increase was primarily due to costs of additional professional and accounting fees of $167,805, an increase in salaries of approximately $137,100 due to the addition of personnel to support the growth in revenue, additional and a general increase in certain other expenses including the switch commissioning and installation and rent of premises.

Comparison of the nine months ended September 30, 2006 and 2005

Revenues were $16,751,409 for the nine months ended September 30, 2006, as compared to $14,544,727 for the same period in 2005, an increase of $2,206,682 or 15 %. The revenue increase for the nine months ending September 30, 2006 was primarily due to an increased number of customers in general and new Service Provider customers that have joined our network.

Gross profit was $1,023,472 or 6% for the nine months ended September 30, 2006, compared to a gross profit of $724,210 or 5% in the same period in 2005. Gross margins rose due to the mix of revenue that comprised the increase offset by the connection and transfer costs attributed to new customers.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,574,139, compared to $290,767 for the same period in 2005, an increase of $1,283,372. This increase was primarily due to costs in the nine months ended September 2006 related to increased professional and accounting fees of approximately $750,476, increased administrative and other salaries of approximately $411,342 due to the addition of staff personnel, and a general increase in certain other expenses including the switch commissioning and installation and rent of premises.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash of $3,097,955 and working capital of $592,586. During the nine months ended September 30, 2006, our cash increased by $2,402,592. On 14 November 2006 the Company secured additional funds through issuing promissory notes for $600,000 repayable on 31 March 2007 with an annual interest coupon of 10% and 600,000 warrants priced at $0.25 per share. Management believes that the Company has sufficient cash flow from operations to support the current level of operations and the anticipated growth for at least the next 12 months.

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

As of September 30, 2006, the Company has no unvested options and apart from options granted to two directors that were subsequently cancelled in full the Company did not grant any options to employees during the three and nine months ended September 30, 2006 and 2005. The adoption of SFAS 123R did not effect the Company's financial position, results of operations or cash flows for the three and nine months ended September 30, 2006, but may have a material impact if options are granted in the future.

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

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair value of stock options granted on a prospective basis over the vesting period in the consolidated financial statements. The Company had no outstanding employee stock options at September 30, 2006 and apart from aforementioned cancelled director options the Company did not grant any options during the three and nine months ended September 30, 2006 or 2005.

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

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

ITEM 3 - CONTROLS AND PROCEDURES
--------------------------------

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

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were ineffective for those significant deficiencies as discussed in the following paragraph.

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the financial reporting. In addition the accounting department does not have the sophistication to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this significant deficiency, including the appointment of a non-executive director as our audit committee and using the services of an interim financial and accounting consultant as well as an accountant/bookkeeper to review, compile and consolidate our financial statements on a quarterly and annual basis.

At this time management has decided that, considering the employees involved and the control procedures in place, the potential benefits of adding additional employees to clearly segregate duties does not currently justify the additional expense. However, when resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve our chief executive officer of his current chief financial officer duties.

                           PART II - OTHER INFORMATION


ITEM 5 - OTHER INFORMATION

On October 13, 2006, Marcum & Kliegman LLP ("M&K), our independent registered public accounting firm, advised us that they had been requested by the SEC furnish to the SEC specified financial and other documents for the Company in M&K's possession and control, as well as financial and other documents for three other companies. M&K has cooperated fully with the SEC in its response to this request.

ITEM 6 - EXHIBITS



31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          GREEN MOUNTAIN CAPITAL, INC.
                                (Registrant)



                          By: /s/ Charlie Yiasemis
                          -----------------------
                          Charlie Yiasemis
                          President, Chief Executive Officer and Chief
                              Financial Officer

                          November 20, 2006