Form 10QSB/A
period 2006-06-30
Green Mountain Capital Inc.
filed 2006-11-22
CIK 1081856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                  FORM 10-QSB/A

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

                              (011) 44-207-216-9000
                                 --------------
                         (Registrants telephone number)


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

        Common Stock (par value       45,899,814 shares outstanding
        $0.0001 per share)            as of November 14, 2006

                          GREEN MOUNTAIN CAPITAL, INC.

                                TABLE OF CONTENTS

 PART I - FINANCIAL INFORMATION                                           PAGE
 ------------------------------                                           ----

 Item 1.   Financial Statements Unaudited

           Condensed Consolidated Balance Sheet - June 30, 2006 (Restated) 1

           Condensed Consolidated Statements of Operations for the
             three and six months ended June 30, 2006 (Restated) and 2005  2

           Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 2006 (Restated) and 2005            3

           Notes to Condensed Consolidated Financial Statements            4-11

 Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations or Plan of Operation                12-16

 Item 3.   Control and Procedures                                          16

 PART II - OTHER INFORMATION
 ---------------------------

 Item 6.   Exhibits                                                        17

 Signatures                                                                17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          GREEN MOUNTAIN CAPITAL, INC.

                      Condensed Consolidated Balance Sheet
                                  June 30, 2006
                                   (Unaudited)
                                   (Restated)

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
                                                                      ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                              $1,858,612
   Loans due to officers and
     Stockholders                                                        156,894
   Promissory notes                                                      682,000
   Convertible promissory notes                                          235,723
                                                                      ----------
      Total Current Liabilities                                        2,933,229
                                                                      ----------

Deferred tax liabilities                                                  50,186
                                                                      ----------
Total Liabilities                                                      2,983,415
                                                                      ----------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, 250,000,000
  shares authorized; none issued and outstanding                              --
Common stock; $0.0001 par value;
  10,000,000,000 shares authorized;
  44,543,112 issued and outstanding                                        4,454
Additional paid-in-capital                                             1,216,612
Accumulated other comprehensive income                                   110,103
Retained earnings                                                        463,481
                                                                      ----------
Total Stockholders' Equity                                             1,794,650
                                                                      ----------
Total Liabilities and Stockholders'
Equity                                                                $4,778,065
                                                                      ==========

See accompanying notes to the condensed consolidated financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                   (Restated)

                                        For the Three Months Ended         For the Six Months Ended
                                                 June 30,                          June 30,
                                       -----------------------------     -----------------------------
                                           2006             2005             2006             2005
                                       ------------     ------------     ------------     ------------
Revenue                                $  5,360,719     $  4,795,898     $ 10,722,192     $  9,383,780

Cost of sales                             4,817,378        4,553,353        9,874,137        9,053,659
                                       ------------     ------------     ------------     ------------

Gross profit                                543,341          242,545          848,055          330,121
                                       ------------     ------------     ------------     ------------
Operating expenses:
Selling, general and administrative         507,667           69,358          954,022          154,570
Depreciation and amortization                26,670           17,656           53,840           35,311
                                       ------------     ------------     ------------     ------------
Total operating expenses                    534,337           87,014        1,007,862          189,881

Income (loss) from operations                 9,004          155,531         (159,807)         140,240
Other income
  Interest income                             9,465            9,408           19,172           13,559
                                       ------------     ------------     ------------     ------------
     Total other income                       9,465            9,408           19,172           13,559

Income (loss) before income taxes            18,469          164,939         (140,635)         153,799
                                       ------------     ------------     ------------      -----------

Income tax expense                          (26,849)         (14,986)         (52,538)         (29,972)
                                       ------------     ------------     ------------     ------------

Net (loss) income                      $     (8,380)    $    149,953     $   (193,173)    $    123,827
                                       ============     ============     ============     ============
Per share data:
Net (loss) income per common
share - basic and diluted              $      (0.00)    $       0.01     $      (0.01)    $       0.01
                                       ============     ============     ============     ============
Weighted average common shares
outstanding - basic and diluted          31,957,244       23,500,000       27,751,984       23,500,000
                                       ============     ============     ============     ============

See accompanying notes to the condensed consolidated financial statements.

                          GREEN MOUNTAIN CAPITAL, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (Restated)

                                                     For the Six Months Ended
                                                              June 30,
                                                    ---------------------------
                                                        2006            2005
                                                    -----------     -----------
Cash flows from operating activities:
   Net (loss) income                                $  (193,173)    $   123,827
   Adjustments to reconcile net loss to net cash
   used in provided by operating activities:
     Depreciation and amortization                       53,840          35,311
     Deferred income tax                                  3,578              --
     Changes in operating assets and liabilities
      Accounts receivable                              (534,246)       (123,309)
      Prepaid expenses                                  (15,772)             --
      Other current assets                              (33,417)         31,811
      Accounts payable and accrued expenses              87,422         370,730
                                                     -----------     -----------
Net cash (used in) provided by operating activities    (631,768)        438,370
                                                    -----------     -----------

Cash flows used in investing activities:
     Purchase of equipment                              (19,664)         (1,365)
                                                    -----------     -----------

Cash flows from financing activities:
     Proceeds from officer and shareholder loans          6,399              --
     Proceeds from promissory notes                     200,000              --
     Advances from Green Mountain Capital, Inc.
        prior to reverse acquisition May 12, 2006       882,000              --
     Loan receivable                                   (150,700)             --
                                                    -----------     -----------
Net cash provided by financing activities               937,699              --
                                                    -----------     -----------
Effect of foreign currency translation                  (28,906)        104,707
                                                    -----------     -----------

Net change in cash                                      257,361         541,712

Cash, beginning of period                               695,363         434,387
                                                    -----------     -----------

Cash, end of period                                 $   952,724     $   976,099
                                                    ===========     ===========

Supplemental disclosure of cash flow information:
         Cash paid for income taxes                 $    36,379     $        --
                                                    ===========     ===========
         Cash paid for interest                     $        --     $        --
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

On January 13, 2006, Green Mountain Capital, Inc. ("GMCI") executed a Share Exchange Agreement (the "Agreement") with ITPLC, a corporation formed in 2000 under the laws of England and Wales and domiciled in the United Kingdom (UK) which commenced operations in July 2004, as a telecommunications carrier offering wholesale access to line rental, airtime and value-added services in the deregulated UK telecom market. ITPLC has entered into a long term supply agreements with multiple fixed line and airtime service providers that are priced on a fixed cost and least cost routing basis. ITPLC has a customer base that consists of telecommunication retailers, service providers, residential customers and businesses. Pursuant to the Agreement, on May 12, 2006, the Company acquired all of the issued and outstanding shares of common stock of ITPLC in exchange for 23.5 million newly issued restricted shares of the Company common stock and 3.2 million warrants of the Company. Each warrant allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00 and is exercisable through January 9, 2011 for up to a maximum total of 3.2 million shares

The issuance of the 23.5 million common shares of the Company described above represented approximately 62.5% of the issued and outstanding shares of the Company at the time and date of issuance. Because ITPLC's owners as a group retained or received the larger portion of the voting rights in the combined entity and the Company's senior management represents a majority of the senior management of the combined entity, the Company was considered the acquirer for accounting purposes and has accounted for the exchange transaction as a recapitalization of ITPLC pursuant to Section 10.516 (Reverse Acquisitions) of Accounting Interpretations as published in the SEC Accounting Reporting Manual. At the time of the acquisition, the GMCI had minimal assets and limited operations. The assets, liabilities and the historical operations that are reflected in the financial statements prior to the merger are those of ITPLC and have been recorded at their historical cost. the Company previously had a fiscal year that ended on January 31 but pursuant to the accounting interpretations mentioned above has adopted the fiscal year end of ITPLC which is December 31.

Note 2- Restatement
On November 17, 2006, the Company's Board of Directors, after consultations by management and the Audit Committee authorized the restatement of the Company's previously issued (unaudited) condensed consolidated financial statements for the six month period ending June 30, 2006 to correct loans payable to Cayman Lender, Ltd. and to correct the number of common shares outstanding and issued..

The restatement results from errors in the Condensed Consolidated Balance Sheet at June 30, 2006, as previously filed. The restatement will result in an increase $182,000 in total current liabilities as of June 30, 2006. The Company had recorded the shares issued and outstanding for issuance and incentive costs.

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The correction of the above results in the following changes to the Company's stockholders' equity and liabilities at June 30, 2006

                                     (As Reported)        (As Restated)
                                      ------------         ------------

Total current liabilities             $  2,751,229         $  2,933,229
Total liabilities                     $  2,801,415         $  2,983,415
Stockholders' equity                  $  1,976,650         $  1,794,650

                   Three months ended June 30, 2006

Per share data:
Net loss per common
share - basic and diluted             $     (0.00)         $     (0.00)
Weighted average common
shares outstanding
basic and diluted                       32,805,692           31,957,244
                                      ============         ============

                    Nine months ended June 30, 2006

Per share data:
Net loss per common
share - basic and diluted             $     (0.01)         $     (0.01)

Weighted average common
shares outstanding
basic and diluted                       28,176,196           27,751,984
                                      ============         ============

Note 3 - Summary of Significant Accounting Policies

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

EARNINGS (LOSS) PER SHARE (Restated)

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

                                                         At June 30,
                                                   -----------------------
                                                      2006          2005
                                                   ---------     ---------
  Warrants                                         5,300,000            --
  Convertible Promissory Notes
    (convertible at $0.1737089 per share)          1,356,695            --
                                                   ---------     ---------
                                                   6,656,695            --
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

Note 4 - Related Party Transactions

As of June 30, 2006 the Company owed $151,364 to the Director and Chief Executive Officer Charlie Yiasemis. These loans are unsecured, payable on demand and non-interest bearing.

As of June 30, 2006, the Company owed $5,530 to the majority shareholder Demetris Charalambous. This loan is unsecured, payable on demand and non-interest bearing.

Note 5 -- Accounts Payable and Accrued Expenses

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
                                  ----------

                                  $1,858,612
                                  ==========

GREEN MOUNTAIN CAPITAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Convertible Promissory Notes (Restated)

The Company has outstanding Promissory Notes to Cayman Lender, Ltd. a Cayman Islands exempted company in voluntary liquidation ("Cayman"), due on demand (the "Notes"). The Notes are convertible into common shares of the Company at a rate of $0.1737089

During the period since May 12, 2006 (the date of the Share Exchange Agreement) through June 30, 2006, the Company issued an aggregate of 8,704,850 shares of its common stock to Cayman in exchange for $1,512,058 in Cayman's claims against the Company pursuant to the terms of an agreement (the "Exchange Agreement") entered into between the Company and Cayman in Voluntary Liquidation. On January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement, and the Court approved the terms of the Exchange Agreement and found them to be fair to Cayman. Absent an order from the Court approving the terms of the Exchange Agreement and declaring them to be fair to Cayman (the entity to receive the subject securities) there would have been no basis for reliance upon the exemption set forth in Section 3 (a) (10) for the issuance of shares of common stock to be issued to Cayman. By virtue of a previous agreement (the "Loan Agreement") dated November 1, 2005, entered into between the Company and Cayman, The Company has received $3,700,000 in loans ("Loans") from Cayman, of which $235,723 remains outstanding as of June 30, 2006.

The Loan Agreement provides that, on demand, The Company can require Cayman to make additional advances to the Company not to exceed $21,300,000. Under this agreement the Company was advanced $682,000 of financing during the six months ended June 30, 2006.

Subsequent to June 30, 2006, the $235,723 note was converted to 1,356,695 shares ($0.1737089 per share).

Subsequent to September 30, 2006, the Company entered into an agreement for the option to convert the promissory notes at a price of $0.18033333 per share of common stock.

Notes payable, Cayman Lender as of June 30, 2006 consisted of the following:

Cayman Lender, Ltd.
Due on demand, unsecured, convertible at $0.1737089                 $   235,723
Due on  demand, promissory notes, unsecured                             682,000
                                                                    -----------
Total                                                               $   917,723
                                                                    ===========

Note 7 - Stockholders' Equity

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

Note 8 - Major Suppliers

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

Note 9 - Operating Leases

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

Rent and related expense for the six months ended June 30, 2006 and 2005 was $49,810 and $29,280, respectively.

Note 10 - Commitments and Contingencies

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

Employees

The Company had 14 employees as of June 30, 2006.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

Total revenues were $5,360,719 for the three months ended June 30, 2006, as compared to $4,795,898 for the same period in 2005, an increase of $564,821 or 11%. Such increase is attributable to a higher number of customers in general and the addition of numerous service provider customers.

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

Liquidity and Capital Resources

As of June 30, 2006, we had cash of $ 952,724 and working capital of $868,061. During the six months ended June 30, 2006, our cash increased by $ 257,361. During the period May 12, 2006 through June 30, 2006, the Company was advanced $200,000 from Caymen Lender, Ltd. During the period January 1, 2006 to May 12, 2006 $882,000 was advanced from GMCI to ITPLC. Management believes that the Company has sufficient cash flow from operations to support the current level of operations and the anticipated growth for at least the next 12 months.

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

                                       November 22, 2006