Form 10KSB
period 2006-12-31
IT Group Holdings Inc.
filed 2007-04-17
CIK 1081856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended December 31, 2006


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

           For the transition period from __________ to _____________.

                        Commission File Number: 001-14883

                             IT GROUP HOLDINGS INC.

   ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                  16-1728655
                ------                                  ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
            incorporation)

                    201 South Biscayne Boulevard, 28th Floor
                              Miami, Florida 33131
                    (Address of principal executive offices)

                 Issuer's Telephone Number: 011-44-207-216-9000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The issuer's revenues for its most recent fiscal year was $22,724,794.

Based on the closing sales price of the Common Stock of $0.24 on April 10, 2007 as reported on http://finance.yahoo.com, the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 10, 2007 was $6,513,963.

The number of shares outstanding of the issuer's class of common stock outstanding as of April 10, 2007 is 51,899,814...

Documents Incorporated By Reference:  None

Transitional Small Business Issuer Disclosure Format (check one):
Yes [  ]  No [ X ].


                                      INDEX

                                                                                                              Page
PART I
    Item 1.             Description of business                                                                1
    Item 2.             Description of property                                                                13
    Item 3.             Legal proceedings                                                                      13
    Item 4.             Submission of matters to a vote of security holders                                    13

PART II
    Item 5.             Market for common equity, related stockholder matters and small business issuer        14
                        purchases of equity securities
    Item 6.             Management's discussion and analysis or plan of operation                              15
    Item 7.             Financial statements                                                                   23
    Item 8.             Changes in and disagreements with accountants on accounting and financial disclosure
                                                                                                               49
    Item 8a.            Controls and procedures                                                                49
    Item 8b.            Other information                                                                      50

PART III
    Item 9.             Directors, executive officers, promoters, control persons and corporate governance;
                        compliance with section 16(a) of the exchange act                                      51
    Item 10.            Executive compensation                                                                 53
    Item 11.            Security ownership of certain beneficial owners and management and related             56
                        stockholder matters
    Item 12.            Certain relationships and related transactions                                         57
    Item 13.            Exhibits                                                                               58
    Item 14.            Principal accountant fees and services                                                 60

SIGNATURES                                                                                                     61
CERTIFICATIONS

                                     PART I

This Annual Report on Form 10-KSB contains forward-looking statements that have been made pursuant to the provisions of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from historical results or from those projected in the forward-looking statements. Discussions containing forward-looking statements may be found in the material set forth under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-KSB. Words such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or similar words are intended to identify forward-looking statements, although not all forward-looking statements contain these words. Although we believe that our opinions and expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results may differ substantially from the views and expectations set forth in this Annual Report on Form 10-KSB. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations.

Readers should carefully review and consider the various disclosures made by us in this Report, set forth in detail in Item 1A of Part I, under the heading "Risk Factors," as well as those additional risks described in other documents we file from time to time with the Securities and Exchange Commission, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business. We undertake no obligation to publicly release the results of any revisions to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

ITEM 1.  DESCRIPTION OF BUSINESS


History

IT Group Holdings Inc. (the "Company", "we" or "us") was originally organized in 1998 under the laws of the State of New Hampshire. Effective September 30, 2004, we changed our name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc." On July 12, 2005, we changed our state of incorporation from New Hampshire to Nevada by merging into Green Mountain Capital, Inc., a Nevada corporation, organized by us for the specific purpose of the change of domicile. Initially, we engaged in the design and development of advanced railway communications and data management systems, and subsequently determined to focus our efforts on acquiring a business.

On January 12, 2006 we entered into a Share Exchange Agreement to acquire Internet Telecommunications, Plc, a corporation formed under the laws of England and Wales ("ITPLC"). ITPLC commenced operations in July 2004 as a telecommunications carrier/operator offering line rental, associated voice minutes and value-added services in the deregulated United Kingdom ("UK") telecommunications market. We acquired ITPLC on May 12, 2006 at the closing under the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of ITPLC in exchange for 22.5 million newly issued shares of our common stock and
5.3 million warrants, each of which allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00. The warrants are exercisable through January 9, 2011. We have changed our fiscal year end from January 31 to December 31 following the acquisition of ITPLC.

The issuance of the 22.5 million common shares of the Company described above represented approximately 62.5% of the issued and outstanding shares of the Company at the time and date of issuance. Because ITPLC's owners as a group retained or received the larger portion of the voting rights in the combined entity and the Company's senior management represents a majority of the senior management of the combined entity, the Company was considered the acquirer for accounting purposes and has accounted for the exchange transaction as a recapitalization of ITPLC. At the time of the acquisition, the Company had minimal assets and limited operations. The assets, liabilities and the historical operations that are reflected in the financial statements subsequent to the merger are those of ITPLC and have been recorded at their historical cost.

On May 12, 2006 our Chief Executive Officer, Chief Financial Officer and President Shmuel Shneibalg resigned his executive duties and presently serves as a non-executive director. On the same date, Dr Fredrik Verkroost was appointed a director and nominated chairman of the Company, and Charlie Yiasemis was appointed Chief Executive Officer, Chief Financial Officer and President of the Company. On August 7, 2006, Charlie Yiasemis was also appointed a director of the Company and on August 8, 2006 Dr Fredrik Verkroost was also appointed Company Secretary. To strengthen the Board, William Malenbaum was appointed a non-executive director on August 9, 2006 and is our chairman of the audit committee. We changed our name from Green Mountain Capital, Inc. to IT Group Holdings Inc. effective February 26, 2007.

With our acquisition of ITPLC, a licensed telecommunications carrier/operator in the United Kingdom ("UK"), we became a telecommunications services provider. Prior to our acquisition of ITPLC, we had no business operations or revenues. Our operations are presently centered on the activities of ITPLC. Our principal office in the UK is located at 46 Clerkenwell Close, London EC1R 0AT, United Kingdom. Our telephone number at this office is (44) 207 216 9000.

Our common stock is traded in the OTC Bulletin Board market under the symbol
ITGL.


General Overview

We, through our wholly owned subsidiary ITPLC, commenced operations in July 2004 as a telecommunications carrier/operator offering line rental, associated voice minutes and value-added services in the deregulated UK telecommunications market after we had acquired our own databases, assets, and commercial agreements. We originally entered into supply agreements with business and residential consumers, and since 2006 have focused on entering into long term supply agreements with resellers (service providers) of multiple fixed lines and associated voice minutes that are priced on a fixed cost and least cost routing basis. We have a customer base that consists of telecommunications retailers, residential consumers, businesses and resellers (service providers).

Our Telecommunications Services Business

We are presently focused on providing telecommunications services in the form of wholesale line rental (over local loops), local, domestic and international voice and data terminations (carrier pre-select) and a range of value-added services to the UK market.

Starting from a base of retail end-user businesses and consumers, we have since 2006 developed a wholesale telecommunications services offering for resellers (service providers).

Beginning in the second quarter of 2007, we will be using our new deployed switched network to provide a broad range of wholesale services as an integrated telecommunications carrier/operator. These include:

o     Wholesale line rental over local loops;

o Local, domestic and international long distance voice minutes using carrier pre-selection (CPS);

o Wholesale Voice-over-IP (VoIP) applications for transporting large traffic volumes between carriers and countries;

o Wholesale carrier-to-carrier connections and termination of calls from overseas carriers, such as voice traffic originating in the USA and carried over the ITPLC network for termination to landlines and mobile telephones in Europe;

o Value-added services using our investment in specialized equipment to include interactive voice response, voice-to-text, text-to-voice, conference calling, hunt groups, number translation, calling card services and remote internet access;

o     Point-to-point broadband and leased circuit connections.

We operate from two locations in London, UK, an operations office and a dedicated telecommunications housing facility for the switch, ancillary equipment and interconnect circuits. Redundancy is built into the network to ensure customers do not lose connectivity. Data storage and retrieval is backed-up daily between both sites.

We have carrier class industry standard public switching facilities capable when fully equipped of switching more than 500 million minutes per month. Peripheral systems facilitate the management of customer accounts in real-time pre-pay and post-pay environments, and on a credit limited basis. Management systems integrate with the network to provide near real time billing information, automated provisioning of new customers, moves and changes of existing customers and automated network routing changes.

Our objective is to become a multi-services wholesale carrier/operator and establish a significant market presence in the UK before opening up markets in other selected countries. We then plan to expand our service offerings and market coverage into Europe and the United States. The Company's focus is to service the demand for high quality, competitively priced international communications driven by the worldwide trend toward telecommunications deregulation and the growth of voice, Internet, wholesale VoIP, wireless, and data traffic.


Products and Services

We commenced operations in July 2004 as a telecommunications retail services provider offering line rental and associated voice minutes to residential consumers and business customers after we had acquired our own databases, assets and commercial agreements. Currently all of our new business originates as a wholesale supplier of line rental, associated voice minutes and value-added services to resellers (service providers), which in turn recruit and sell onto end-user customers.

Our network covers all of the UK and has access to all major destinations around the world. As of December 31, 2006, our clients consisted of a base of end-user customers and an increasing number of retail services resellers (service providers). Approximately 70% of our end-user customers are small to medium sized businesses with the remainder residential consumers. Our business is not dependent on any single customer or reseller.

Resellers service a mixture of residential and business customers and are responsible for marketing, billing, payment collection from customers, and customer support on a round-the-clock basis. The resellers enter into a wholesale line rental agreement with ITPLC and are invoiced on a monthly basis. Payment collections are arranged through a direct debit scheme with the customer's bank, usually within 30 days of invoice date. As a wholesale carrier/operator, we provide second-level customer support to resellers.

We are continuing to implement our business plan by forming supplier relationships with selected carriers, including British Telecommunications (`BT'), which allows us to offer low cost wholesale line rental and extremely competitive voice and data solutions to customers. Furthermore, we have a large capacity TDM C7 class protocol switch and are interconnected with other carriers to be recognized as a significant carrier/operator. Our continued offering of our services and our current rates are based on long-standing relationships with carriers, including BT. ITPLC has an Annex 2 license to interconnect to BT and other carriers. ITPLC is registered with Ofcom, the UK telecommunications regulator and we have been assigned 6 million telephone numbers for our own use.

Resellers benefit from our attractively priced wholesale line rental and associated voice minute offerings by allowing them to improve their existing margins, and benefit from our additional capacity to gain access to small and medium-sized enterprises (SME's) as well as larger multinational corporations, government agencies and other organizations. By also offering a complete customized billing option incorporating line rental, all calls, plus selected services, with full anti-fraud management back up, we effectively manage all forms of traffic supplied over our lines using a combination of our own network and those of our partners. In terms of customer reach, we believe that our network is today one of the widest deployed networks in the UK.

With our new switch facility located in London, we will extend the variety of services for any company located anywhere in the world. Services available will include: Co-location facilities, wholesale VoIP Internet hosting, IP Bandwidth, Leased Circuit facilities, Carrier Services, Indirect Access and Management Services for customers wishing to terminate calls to any mobile or landline to any destination in the world.


Competition

Ever since deregulation of the industry and the unbundling of the local loop to the end-user, competition in the UK market for telecommunications services has increased significantly with many small-to-medium sized entrants vying for a share of the market. As a wholesale carrier/operator, we operate in an area mostly served by large companies such as BT, Opal (part of the Carphone Warehouse group), NTL/Virgin, Cable & Wireless and Thus Telecom. BT still dominates the market for the supply of wholesale line rental and CPS (carrier pre-select) associated voice minute services. Deregulation has enabled us to gain a competitive advantage due to our `early' adoption and competitively priced agreements to provide wholesale line rental services across the UK. The recent unbundling of the local loop has invited new players to participate in the wholesale arena, but only one participant has so far taken up the challenge of substantial investments to compete with BT. We therefore see this market as relatively limited to a few players due to a `high cost of entry'.

Privatization and deregulation have had, and are expected to continue to have significant effects on competition in the industry. In addition, competition has increased in the European Union ("EU") communications markets as a result of legislation enacted at the EU level. This increase in competition has and could continue to adversely affect net revenue per minute. In addition, the World Trade Organization Agreement, which reflects efforts to dismantle government-owned telecommunications monopolies throughout Europe and Asia, may affect us. Although we believe that these deregulation efforts will create opportunities for new entrants in the telecommunications service industry, there can be no assurance that they will be implemented in a manner that would benefit us. Further, the increase in providers vying for a limited market share will require us to maintain competitive rate structures.


Network Infrastructure

Our network and assets at December 31, 2006 consist of a Nokia DX220 TDM switch equipped with C7/SS7 and all other major protocols and E1/T1 circuits; Cisco VoIP router(s); IVR Equipment including a full suite of software products and protocols; full custom billing platform and software with anti-fraud measures; a contractual arrangement for the full utilization of BT's UK national network; and interconnect arrangements with other international terminating partners.

The Nokia switch has full redundancy built-in and is protected with an uninterruptible power supply backup with diesel power generator. The switch is located in a purpose-built location with its own high-security access and fire detection and suppression. Network access is duplicated with two points of interconnect with the BT network.

A further asset of the Company is its proprietary billing software that is undergoing continuous development improvement. The core engine underpinning the billing platform was valued by independent assessors at nearly $3m ((pound)1.5m) in December 2005, which under U.S. GAAP rules was fully written off.

We have planned to expand our voice minutes handling capacity in 2007 by means of adding E1 circuits to the switch and interconnect circuits with carriers. Additional routers are planned in 2007 for carrying wholesale VoIP traffic depending on capacity requirements, continued software and development upgrades, and further value-added equipment will be acquired to satisfy our business forecast.


Intellectual Property

We develop invoicing and billing software and continual upgrades. We also develop ordering management solutions, management reports and websites. For handling information exchanges between carrier gateways and our network, we continually develop and upgrade XML interfaces. To accommodate our new Nokia DX220 switch within the network, we also develop CPS (carrier pre-select) management software solutions, thereby ensuring that our customer's calls will be routed exclusively through our network.


Government Regulation

Regulation of the telecommunications industry is changing rapidly both domestically and globally. Although we provide telephone lines, we are no longer required to be licensed as a telephone operator but still maintain a United Kingdom Public Telecom license. In Europe, the regulation of telecommunications is governed at a supranational level by the European Parliament, Council and Commission, consisting of members including the United Kingdom, as well as the following countries: Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, the Netherlands, Portugal, Spain, and Sweden. These institutions are responsible for creating European Union-wide policies and, through legislation, have progressively developed a regulatory framework aimed at ensuring an open, competitive telecommunications market. Beginning in 1990, a number of legislative measures were adopted that culminated in the full liberalization of telecommunications markets throughout most European Union member states as of January 1, 1998. ITPLC is registered with Ofcom, the United Kingdom's regulatory body, has an Annex-2 license registered with Ofcom the UK regulator, and has today been assigned 6,000,000 numbers.


Employees

We have two officers, our President, Chief Executive Officer and Chief Financial Officer and our Chairman and Secretary. Staffing consists of sales & marketing, network support and software development personnel. We employed 13 (11 full-time) staff including officers at December 31, 2006.


Research and Development

We had no research expenditures in fiscal 2005 or 2006. All of our software development expenditure was treated as operating expenses in our financial results.


Reports to Security Holders

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.20549. The public may obtain information on the operation of the Public reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC on http://www.sec.gov.

RISK FACTORS

In addition to other information included in this report, the following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements contained in this Annual Report on Form 10-KSB, and thus should be considered carefully in evaluating our business and future prospects.


Risks Related to Our Business

We may need additional capital in the future, or we may need to scale back operations.

Although the Company believes that it has sufficient liquidity to sustain the business through December 31, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise addition capital or take other measures to sustain operations in the event outside sources of capital are not available.

As of December 31, 2006, we had cash and cash equivalents of approximately $215,489. In November 2006 we agreed with Cayman Lender to convert $1,082,000 of outstanding debt into 6,000,000 shares of common stock. Subsequently we have raised additional working capital in January/February 2007 in the form of 12% Promissory Notes in the aggregate principal amount of $3,500,000 repayable by September 30, 2008, with the proceeds of which we repaid the $600,000 principal amount of Notes we issued in November 2006. Additional financing transactions may be necessary if we are not able to generate sufficient cash flow from operations through revenue and margin growth to meet our requirements.

We may not be able to achieve long-term profitability.

Prior to restructuring the Company and completing the reverse merger with Internet Telecommunications Plc of the UK, we have incurred operating losses. During the year ended December 31, 2006, we generated a net loss of $1,044,274, which included one-time merger and audit fees of approximately $214,000. At December 31, 2006, we had an accumulated deficit of $387,620. There can be no assurance that our revenues will exceed our operating expenses and cost of revenues in the future.

We may not be able to compete successfully in the telecommunications services markets.

The telecommunications products and related services markets are highly competitive and are served by numerous international, national and local firms. There can be no assurance that we will be able to compete effectively in these markets. Market participants include carriers, operators, resellers, brokers, agents, consultants and professional services companies, hardware and application software vendors, and divisions of both large integrated technology companies and outsourcing companies. Many of these competitors have greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. In addition, due to an increase in competition the European Union communications markets as a result of legislation enacted at the European Union level, there are relatively low barriers to entry into the telecommunications products and related services markets, and we have faced, and expect to continue to face, additional competition from new entrants into the telecommunications products and related services markets.

Our business depends on a strong brand, and if we do not maintain and enhance our brand, our ability to attract and retain subscribers may be impaired and our business and operating results harmed.

We believe that our brand may become a critical part of our business. Maintaining and enhancing our brand may require us to make further investments with no assurance that these investments will be successful. If we fail to promote and maintain the "IT" brand, or if we incur significant expenses in this effort, our business, prospects, operating results and financial condition may be harmed. We anticipate that maintaining and enhancing our brand will become increasingly important, difficult and expensive.

Consolidation and competition in the wholesale market for wireline services could adversely affect our revenues and profitability.

Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. We and other long distance carriers depend heavily on local access facilities to serve our customers, and payments to incumbent local exchange carriers (ILECs) for these facilities are a significant cost of service for our long distance segment.

Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. In addition, the technology we use may place us at a competitive disadvantage.

We develop, test and deploy various new technologies and support systems intended to enhance our competitiveness by both supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner. We may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect our ability to retain customers and have an adverse effect on our results of operations and growth prospects.

The blurring of the traditional dividing lines between long distance, local, wireless, video and Internet services contribute to increased competition.

The traditional dividing lines between long distance, local, wireless, video and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services.

We expect competition to intensify across all of our business segments as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services including cable, wireless and satellite. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

If we are unable to meet our future capital needs relating to investment in our networks and other obligations, it may be necessary for us to curtail, delay or abandon our business growth plans. If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We likely will require additional capital to make the capital expenditures necessary to implement our business plans and support future growth of our wireless business and satisfy our debt service requirements. In addition, we may incur additional debt in the future for a variety of reasons, including future acquisitions. We may not be able to arrange additional financing to fund our requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our credit rating, financial performance, general economic conditions and prevailing market conditions. Some of these factors are beyond our control. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit rating could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access capital.

Government regulation could adversely affect our prospects and results of operations; governmental authorities may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.

As a telecommunications carrier/operator, we are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly among the jurisdictions in which we operate. There can be no assurance that future regulatory, judicial and legislative changes will not have a material adverse effect on us, that domestic or international regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations or that regulatory activities will not have a material adverse effect on us.

Our gross margins are subject to competitive pricing pressures.

Our gross margins are subject to competitive pricing and can fluctuate depending on the mix of the products and services we provide. Although we have taken steps and made investments to improve gross margins in 2007, there can be no assurance, however, that we will be able to improve profit margins and compete profitably in all areas, given the intense competition that exists in the telecommunications industry.

Interruption or failure of our information technology and communications systems could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our services depend on the continuing operation of our information technology and communications systems. Any damage to or failure of these systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our network is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at our operations centers could result in lengthy interruptions in our service and adversely affect our operating results.

We depend on a number of vendors to supply the telecommunications products and services that we sell and the loss of, or a material change in, our business relationship with a major supplier could adversely affect our business, financial condition and results of operation.

Product and services sales depend on our ability to retain contractual relationships with several wholesale telecommunications suppliers including BT. We are also dependant on contractual relationships with telecommunications resellers to market and promote our products and services. The loss of contractual relationships could have an adverse material effect on our product and services sales and on the results of operations.

We may not be able to attract and retain professional staff necessary for existing and future projects.

Our success depends in part upon our ability to attract, retain, train, manage and motivate skilled employees, particularly senior technical personnel. There is significant competition for employees with the skills required to perform the services we offer. In particular, qualified senior technical and professional staff are in great demand and competition for such persons is likely to increase. If we are unable to attract, retain and train skilled employees, it could impair our ability to adequately manage and staff our existing projects and to secure new sources of revenues, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the failure of our employees to achieve expected levels of performance could adversely affect our business. There can be no assurance that a sufficient number of skilled employees will continue to be available, or that we will be successful in training, retaining and motivating current or future employees.

Our success depends in large part upon the continued services of a number of significant employees, the loss of which could adversely affect our business, financial condition and results of operation.

Our success depends in large part upon the continued services of our senior executives and other key employees, including certain sales, consulting and technical personnel. Although we have entered into an employment agreement with Charlie Yiasemis, our Chief Executive Officer, Mr. Yiasemis and other significant employees who have entered into employment agreements may terminate their employment at any time. The loss of the services of any significant employee could have a material adverse effect on our business. In addition, if one or more of our significant employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.

Our revenue and operating results may fluctuate in the future.

Our operating results have fluctuated and will fluctuate in the future as a result of many factors, including:

o     general economic conditions and weakness in telecommunications spending;

o the loss or consolidation of one or more of our significant suppliers or customers;

o     market acceptance of the telecommunication services we distribute;

o     changes in technology affecting telecommunications services;

o competitive conditions in our industry which may impact our pricing, margins and terms with our suppliers; and

o     changes in our costs and operating expenses.

Although we attempt to control our expense levels within our expansion plans, these levels are based in part, on anticipated revenue. Therefore, we may not be able to control spending in a timely manner to compensate for any unexpected revenue shortfall. In addition, we normally experience seasonal variations to the volume of traffic handled by our telecommunications network. As a result, period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance.

War and terrorist activities could adversely affect our business.

The continued threat of terrorism within the United States, the United Kingdom, and acts of war may cause significant disruption to commerce throughout the world. Our business and results of operations could be materially and adversely affected to the extent that such disruptions result in delays or cancellations of customer orders, delays in collecting cash, a general decrease in corporate spending on information technology, or our inability to effectively handle telecommunications traffic over our network. We are unable to predict whether war and the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

The level of our indebtedness could adversely affect our financial condition.

We have significant debt service obligations. As of March 31, 2007 the aggregate principal amount owed under our debt instruments is $3.5 million.

The level of our indebtedness could have important consequences. For example, it could:

o     increase our vulnerability to adverse economic and industry conditions;

o require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

o restrict us from making strategic acquisitions, acquiring new content or exploring other business opportunities;

o limit our ability to obtain financing for working capital, capital expenditures, general corporate purposes or acquisitions;

o place us at a disadvantage compared to our competitors that have less indebtedness; and

o limit our flexibility in planning for, or reacting to, changes in our business and industry.

We may be unable to generate sufficient cash flow to service our debt obligations.

Our ability to make payments on our indebtedness and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future, which is subject to general economic, industry, financial, competitive, operating, and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs.

We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things: o our financial condition at the time; o restrictions in our outstanding debt instruments; and o other factors, including the condition of the financial markets.

As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or re-financings or other proceeds are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

Risks Related to our Stock

A volatile public market for our common stock may impair liquidity and/or return on investment.

Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. The price for our common stock and the volume of shares traded fluctuate. Consequently, persons who invest in our common stock may not be able to use their shares as collateral for loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, holders may not be able to resell their shares, or may not be able to sell their shares at or above the price they paid for them. Moreover, our common stock is currently traded on the NASDAQ Over-the-Counter Bulletin Board. Consequently, broker-dealers may be less willing or able to sell and/or make a market in our common stock. Additionally, an investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, our common stock.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

We do not have a high daily trading volume in our common stock. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Dilution in ownership of our shares from the exercise or conversion of options, warrants and convertible securities.

There are a significant number of outstanding warrants and convertible securities to acquire shares of our common stock and we may grant additional rights in the future. The holders of such warrants and convertible securities can be expected to exercise them at a time when our common stock is trading at a price higher than the exercise price of these outstanding warrants and convertible securities. If these warrants to purchase our common stock are exercised, convertible debt is converted or other equity interests are granted under our 2006 stock option plan or under other plans or agreements adopted in the future, such equity interests will have a dilutive effect on your ownership of common stock. The existence of such warrants and convertible securities may also adversely affect the terms on which we can obtain additional financing.

As of March 31, 2007, we had 51,899,814 shares issued and outstanding. As of such date, we had outstanding warrants to purchase approximately 10,510,000 shares of common stock. We may raise capital through offerings of our common stock, securities convertible into our common stock, or rights to acquire such securities or our common stock. Such other rights to acquire our common stock may be issued at exercise prices or conversion rates that are significantly lower than the price at which you may have paid for our shares. In addition, the shares issuable upon exercise of certain of the warrants and upon conversion of convertible debt may increase subject to anti-dilutive rights, which we granted to certain warrant and debt holders.

We currently do not intend to pay dividends on our common stock and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. Further, the payment of dividends by us is restricted by our credit facility. Consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates and you sell your shares at a profit.

We have identified deficiencies in our internal control over financial reporting during 2005 and 2006. If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately. Any inability to report and file our financial results in an accurate and timely manner could harm our business and adversely impact the trading price of our common stock.

As a public reporting company we are required, among other things, to maintain a system of effective control over financial reporting. We produce our consolidated financial statements in accordance with the requirements of generally accepted accounting principles in the United States, or U.S. GAAP, but our internal control may not currently meet all of the standards applicable to companies with publicly traded securities.

Effective internal controls are necessary to provide reliable financial reports. If we cannot provide reliable financial reports, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business, brand and reputation with investors may be harmed. As a result, our current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.

Because certain existing stockholders own a large percentage of our voting stock, other stockholders' voting power may be limited.

Our executive officers, directors and their affiliates beneficially own or control approximately 47% of our Common Stock. As a result, if those stockholders act together, they effectively will have the ability to control all matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. These stockholders may make decisions that are adverse to your interests. See our discussion under the caption in Item 11 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for more information about ownership of our outstanding shares.

Provisions in our charter documents and under Nevada law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

o Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

o Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

o Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders' meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of the Company.

o Our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Nevada corporation, we are also subject to certain anti-takeover provisions. Under Nevada law, specified persons who, together with affiliates and associates, own, or within three years did own, 10% or more of the outstanding voting stock of a corporation cannot engage in specified business combinations with the corporation for a period of three years after the date on which the person became an interested stockholder, unless the combination or the transaction by which the person first became an interested stockholder was approved by the board of directors of the corporation before the person first became an interested stockholder. The law defines the term "combination" to encompass a wide variety of transactions with or caused by an interested stockholder, including mergers, asset sales and other transactions in which the interested stockholder receives or could receive a benefit on other than a pro rata basis with other stockholders. Our board of directors could rely on Nevada law to prevent or delay an acquisition of us.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 6,000 sq feet of office space at 46 Clerkenwell Close, London, United Kingdom for approximately $4,880 per month until 2011 with a lease renewal period in 2007.

On August 8, the Company signed a three-year lease for 800 square feet of space to house a new switch in a building at 80 Clifton Street in London, UK, that is specifically dedicated to telecom services that will increase efficiency of line choice and will lower the cost of sales. The lease cost is $10,433 per month, is effective September 1, 2006 and is renewable at our option on an annual basis following the initial three-year term.


ITEM 3.  LEGAL PROCEEDINGS

Other than as set forth below, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

On October 13, 2006, Marcum & Kliegman LLP ("M&K"), the Company's independent registered public accounting firm, advised us that they had been requested by the SEC to furnish to the SEC specified financial and other documents for the Company in M&K's possession and control, as well as financial and other documents for three other unrelated companies. M&K has cooperated fully with the SEC in its response to this request.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Until February 26, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol "GMOC". In connection with the change in our name from Green Mountain Capital, Inc. to IT Group Holdings Inc., effective February 26, 2007, the trading symbol for our common stock was changed to "ITGL". The quotations below reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

                                                               HIGH        LOW
                                                            ----------  --------
YEAR ENDING DECEMBER 31, 2007
First Quarter                                               $    0.40   $   0.23
YEAR ENDED DECEMBER 31, 2006
Fourth Quarter                                              $    0.43   $   0.14
Third Quarter                                               $    0.65   $   0.21
Second Quarter                                              $    0.79   $   0.42
First Quarter                                               $    1.05   $   0.10


As of April 10, 2007, we had 51,899,814 shares of our common stock outstanding. Our shares of common stock are held by approximately 150 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.


Dividends

Since its organization, the Company has not paid any cash dividends on its common stock, nor does it plan to do so in the foreseeable future.


Recent Sales of Unregistered Securities

We have had no sales of unregistered securities in the last fiscal year that were not reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-QSB.

OUTSTANDING OPTIONS, WARRANTS AND RIGHTS

The following table sets forth information with respect to our common stock issued and available to be issued under outstanding options, warrants and rights as at December 31, 2006.

--------------------------------------------------------------------------------
                   (a)              (b)                    (c)
--------------------------------------------------------------------------------
Plan category      Number of        Weighted-average       Number of securities
                   securities to    exercise price of      remaining available
                   be issued upon   outstanding options,   for future issuance
                   exercise of      warrants and rights    under equity
                   outstanding                             compensation plans
                   options,                                (excluding securities
                   warrants and                            reflected in
                   rights                                  column (a))
--------------------------------------------------------------------------------
Equity compensation
plans approved by      -0-                   --               5,000,000
security holders
--------------------------------------------------------------------------------
Equity compensation
plans not approved     -0-                   --
by security holders
--------------------------------------------------------------------------------
Total                  -0-                                    5,000,000
--------------------------------------------------------------------------------



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


General Overview

We were originally organized in 1998 under the laws of the State of New Hampshire. Effective September 30, 2004, we changed our name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc." On July 12, 2005, we changed our state of incorporation from New Hampshire to Nevada by merging into Green Mountain Capital, Inc., a Nevada corporation, organized by us for the specific purpose of the change of domicile. On January 12, 2006 we entered into a Share Exchange Agreement to acquire Internet Telecommunications, Plc, a corporation formed under the laws of England and Wales ("ITPLC"). We acquired ITPLC on May 12, 2006 at the closing under the Share Exchange Agreement. We changed our name from Green Mountain Capital, Inc. to IT Group Holdings Inc. effective February 26, 2007.

With our acquisition of ITPLC, a licensed telecommunications carrier/operator in the United Kingdom, we became a telecommunications services provider offering line rental, associated voice minutes and value-added services in the deregulated UK telecommunications market. Prior to our acquisition of ITPLC, we had no business operations or revenues. Our operations are presently centered on the activities of ITPLC. Our principal office in the United Kingdom is located at 46 Clerkenwell Close, London EC1R 0AT, United Kingdom. Our telephone number at this office is (44) 207 216 9000.

Our common stock is traded in the OTC Bulletin Board market under the symbol
ITGL.

Selected Financial Data

The following selected consolidated financial data has been derived from our audited consolidated financial statements and should be read in conjunction with the full consolidated financial statements included herein.


                                                                          Years Ended December 31
------------------------------------------------------------- -------------------------- -------------------
                                                                        2006                       2005
------------------------------------------------------------- -------------------------- -------------------
Consolidated statement of operations data:
------------------------------------------------------------- -------------------------- -------------------
Revenues                                                       $     22,724,794          $      19,811,296
------------------------------------------------------------- -------------------------- -------------------
Gross profit                                                   $      1,353,662          $       1,146,506
------------------------------------------------------------- -------------------------- -------------------
Net (loss) income                                              $     (1,044,274)         $         393,978
------------------------------------------------------------- -------------------------- -------------------
Net (loss) income per common share
basic and diluted                                              $          (0.03)         $            0.09
------------------------------------------------------------- -------------------------- -------------------

------------------------------------------------------------- -------------------------- -------------------
Consolidated balance sheet data:
------------------------------------------------------------- -------------------------- -------------------
Total assets                                                   $      5,645,686          $       4,150,710
------------------------------------------------------------- -------------------------- -------------------
Long-term debt                                                 $             --          $       3,294,971
------------------------------------------------------------- -------------------------- -------------------


Results of Operations

Fiscal years ended December 31, 2006 and December 31, 2005

Revenues. For the year ended December 31, 2006, revenues increased to $22,724,794 from $19,811,296 for the same period in 2005, an increase of $2,913,498 or a 14.7% increase from the year ended December 31, 2005. Such increase is attributable to a higher number of customers in general and the addition of resellers (service providers).

For the year ending December 31, 2006, our customers were primarily residential, business end-users and an increasing number of resellers (service providers) following the Company's decision to become a predominantly wholesale supplier of line rental and associated voice minutes. As a consequence, the existing residential and business end-user base was retained and growth is now obtained from resellers selling to residential, business end-users, and carriers. Approximately 70% of our end-user customers are small to medium sized businesses with the remainder percentage being residential consumers. During the year 2006, there was no single customer representing more that 5% of our annual revenues.

Gross Profit. Gross profit was $1,353,662 for the year ended December 31, 2006, compared to a gross profit of $1,146,506 for the same period in 2005, representing an increase of $207,156 or 18% over the previous year. Gross margins of approximately 6% compared to a profit margin of approximately 6% in the prior year. The profit margin was not as high as anticipated due to conversion and transfer costs of subscriber lines and channels between carriers caused by delays in bringing the newly acquired switch into service. We estimate that gross margins will steadily improve beginning the second quarter of 2007 with the scheduled conversion of existing and new customers to the new switch and the addition of value-added services contributing to estimated higher margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,287,645 for the year ended December 31, 2006, from $606,522 for the year ended December 31, 2005. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 10.07% during fiscal 2006 compared to 3.06% during fiscal year 2005.

The increases are due to approximately $1,200,000 of costs incurred in legal and professional fees for the merger and costs associated with being a publicly traded company, approximately $14,300 in commissions ($33,704 deferred) for the raising of financing; approximately $30,300 for additional rent, rates and service charges due to the new facility to house the new DX220 switch; approximately $112,400 for additional advertising expenses and approximately $461,149 for additional general, administration and sales expenses which includes switch commissioning expenses and relocation costs to new premises. Salaries increased from approximately $160,000 to $541,000.

Depreciation and Amortization Expense. Depreciation and amortization expense increased from approximately $85,481 in fiscal 2005 to approximately $119,194 for the year ended December 31, 2006. The increase is primarily due to the purchase of additional telecommunications equipment.

Interest Expense. Interest expense increased from $0 in fiscal 2005 to $55,347 in fiscal 2006. This increase was due primarily to accruals for interest charges on a $600,000 Promissory Note and the related accretion of debt discount and amortization of deferred financing fees for the period November 14 to December 31, 2006.

Net loss. Our net loss for the year ended December 31, 2006 was $1,044,274 compared to a net profit of $393,978 for the year ended December 31, 2005.

The fiscal year 2006 net loss includes depreciation and amortization expense of $119,194 and interest expense of $55,347. The fiscal 2005 net profit includes depreciation and amortization expense of $85,481 and interest expense of $0.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $215,489 and carrier deposits of $621,137.

Cash and cash equivalents generally consist of cash and money market funds.

The Company incurred a net loss of $1,044,274 for the year ending December 31, 2006 and a net profit of $393,978 for the year ending December 31, 2005. The Company's current liabilities (including the short-dated promissory note) exceeded its current assets by $145,934 at December 31, 2006, whereas its current assets exceeded its current liabilities by $592,328 at December 31, 2005.

Cayman Lender Ltd made two further loans to the Company for $682,000 and $400,000 in 2006. These loans amounting to $1,082,000 were converted in exchange for 6,000,000 shares of common stock on November 14, 2006 pursuant to a section 3(a)(10) exemption.

At December 31, 2006 there were no outstanding loans with Cayman Lender Ltd.

On November 21, 2006, the Company arranged short-term working capital finance through the issuance of $600,000 of short-dated 10% promissory notes and 660,000 warrants (including placement agent warrants) priced at $0.25 per share. The promissory notes were subsequently repaid in full with interest on February 11, 2007.

In January 2007, the Company arranged additional working capital finance through the issuance of $3,500,000 of 12% promissory notes maturing September 30, 2008 and 3,850,000 warrants (including placement agent warrants) priced at $0.18 per share maturing 3 years from date of issuance.

The Company is continuing its investment and marketing initiatives to develop its network and revenue base. We estimate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We will continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

While we have recently raised capital to meet our immediate working capital and financing needs, additional financing may be required in order to meet our business plan objectives and support our projected cash flow requirements. We may be seeking additional financing in the form of equity or debt in order to provide the necessary working capital for rapid expansion. We currently have no additional commitments or projects for financing. There is no guarantee that we will be successful in raising the additional funds that may be required.

By adapting our operations and development to the level of capitalization, management believes we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.


Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, equity based transactions and foreign currency translation.

Revenue Recognition. We apply the revenue recognition principles set forth under SOP 97-2 and SAB 104 with respect to all of our revenue. We adhere to the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectibility is probable. A summary of our revenue recognition policies, as they relate to our specific revenue streams, is as follows:

Our customers and resellers (service providers) enter into a commercial contract with the Company for the supply of line and service Rentals and associated voice minute services. Once provisioned on the network, customers are able to make calls under strict telecommunications guidelines. From call data records supplied to us monthly by our partner carrier suppliers, our billing system produces the monthly invoices for end-users and resellers (service providers). All of our customers agree to pay their invoices by means of a banker's direct debit scheme. Collections are normally taken from our customer's bank accounts between two and five weeks after the date of the invoice. We thereby maintain a low incidence of bad debt. Any disputes are verified with our supplier call records.

Rental sales and Voice Minutes revenue is recognized at the time the services are performed, provided, or made available to its customers.

Bad debts, if any, are followed up by a specialist debt collection agency. Where a customer fails to pay on a consistent basis (i.e. where direct debits cannot be collected) we have the option to cut-off their telecommunications access.


Recently Issued  Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets" (SFAS 153). SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement are intended be applied prospectively. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of Conventional Convertible Debt Instrument" in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position results of operations and cash flows.

In September 2005, the EITF ratified Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Task Force did not reach a conclusion on this issue; however, the Company has adopted View C of this pronouncement and treats registration right agreements as a free standing derivative. The adoption of View C did not have a material affect on the Company's consolidated financial position results of operations and cash flows.

In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position results of operations and cash flows.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholders' equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial position results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 150." SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation,
(b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the provisions of this statement prospectively to new instruments. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits subsequent measurement of each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is evaluating the potential impact, if any, that the adoption of SFAS 156 will have on the Company's consolidated financial position results of operations and cash flows.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial position results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on consolidated financial position results of operations and cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the impact of this pronouncement on the Company's consolidated financial position results of operations and cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our financial position, operating results or cash flows. We do not have any variable rate debt instruments and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

We have operated primarily in the United Kingdom. Accordingly, we have recorded the effect of foreign currency rate fluctuations in our accounts.


Off-Balance Sheet Arrangements

Except for its operating leases the Company has no off-balance sheet arrangements.

ITEM 7.   FINANCIAL STATEMENTS.


                             IT GROUP HOLDINGS INC.

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


PAGE

Report of Independent Registered Public Accounting Firm...................... 24

Consolidated Balance Sheet at December 31, 2006.............................. 25

Consolidated Statements of Operations for the Years Ended
December 31, 2006 and 2005................................................... 26

Consolidated Statement of Stockholders' Equity for the Years
Ended December 31, 2006 and 2005............................................. 27

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005................................................... 28

Notes to the Consolidated Financial Statements............................... 29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
IT Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of IT Group Holdings, Inc. and Subsidiary (formerly Green Mountain Capital, Inc.) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position IT Group Holdings, Inc. and Subsidiary (formerly Green Mountain Capital, Inc.) as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP

New York, New York
April 11, 2007

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 2006

Assets
Current assets:
     Cash and cash equivalents                                      $   215,489
     Accounts receivable, net                                         2,305,960
     Loan and other receivable                                          446,618
                                                                    -----------
     Total current assets                                             2,968,067
                                                                    -----------

     Property and equipment, net                                      2,015,260
     Carrier Deposits                                                   621,137
     Deferred financing fees, net                                        41,222
                                                                    -----------
Total Assets                                                        $ 5,645,686
                                                                    ===========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses
          including related party payables of $17,500               $ 2,524,004
     Loans from officers and stockholders                                60,170
     Note payable, net of a debt discount of
          $76,748 and including accrued interest of $6,575              529,827
                                                                    -----------
     Total current liabilities                                        3,114,001
                                                                    -----------


Deferred tax liabilities                                                 56,933
                                                                    -----------
Total liabilities                                                     3,170,934
                                                                    -----------

Commitments and Contingencies

Stockholders' equity:
     Preferred stock, $0.0001 par value, 10,000,000
          shares authorized; none issued and outstanding                     --
     Common stock, $0.0001 par value, 1,000,000,000
          shares authorized; 51,899,814 issued and outstanding            5,190
     Additional paid-in capital                                       2,692,299
     Accumulated other comprehensive income                             164,883
     Accumulated deficit                                               (387,620)
                                                                    -----------
     Total stockholders' equity                                       2,474,752
                                                                    -----------

Total Liabilities and Stockholders' Equity                          $ 5,645,686
                                                                    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                        For the years ended December 31,

                                                       2006             2005
                                                   ------------     ------------

Revenue                                            $ 22,724,794     $ 19,811,296
Cost of revenue                                      21,371,132       18,664,790
                                                   ------------     ------------

Gross profit                                          1,353,662        1,146,506

Operating expenses:
Selling, general and administrative                   2,287,645          606,522
Depreciation and amortization                           119,194           85,481
                                                   ------------     ------------

Total operating expenses                              2,406,839          692,003

(Loss)Income from operations                         (1,053,177)         454,503

       Interest income                                   42,543           38,218
       Interest expense                                 (55,347)              --
       Loss on disposal of assets                        (9,221)              --
                                                   ------------     ------------

(Loss) Income before income taxes                    (1,075,202)         492,721

Income tax expense                                       30,928           98,743
                                                   ------------     ------------

Net (loss) income                                  $ (1,044,274)    $    393,978
                                                   ============     ============

Per share data:
Net (loss) income per common share
       Basic and Diluted                           $      (0.03)    $       0.09
                                                   ============     ============

Weighted average common shares outstanding
       Basic and Diluted                             37,384,730        4,496,465
                                                   ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                 For the years ended December 31, 2006 and 2005

                                                                                                                 Retained
                                                                                             Additional          Earnings
                                                                     Common                    Paid-In         (Accumulated
                                                           Shares             Amount           Capital            Deficit)
                                                         -----------       -----------       -----------        -----------
Balance at January 1, 2005                                   758,065       $        76       $       (76)       $   262,676
Shares issued for software                                22,741,935             2,274            (2,274)
Net income                                                        --                --                --            393,978
Foreign currency translation adjustment                           --                --                --                 --
                                                         -----------       -----------       -----------        -----------

Balance at December 31, 2005                              23,500,000             2,350            (2,350)           656,654
Equity of Green Mountain Capital
at time of reverse acquisition                            12,338,269             1,234          (292,136)                --
Shares issued for debt conversions                        16,061,545             1,606         2,828,084                 --
Granting of 600,000 warrants with note payable                    --                --           107,941                 --
Granting of 200,000 warrants for settlement
 of payables                                                      --                --            39,960                 --
Granting of 60,000 warrants to private
 placement agent                                                  --                --            10,800                 --
Net Loss                                                          --                --                --         (1,044,274)
Foreign currency translation adjustment                           --                --                --                 --
                                                         -----------       -----------       -----------        -----------


Balance at December 31, 2006                              51,899,814       $     5,190       $ 2,692,299        $  (387,620)
                                                         ===========       ===========       ===========        ===========



                                                          Accumulated
                                                         Comprehensive                               Comprehensive
                                                            Income                                       Income
                                                            (Loss)                 Total                 (Loss)
                                                          -----------           -----------           -----------
Balance at January 1, 2005                                $    12,172           $   274,848           $        --
Shares issued for software                                         --
Net income                                                         --               393,978               393,978
Foreign currency translation adjustment                       (52,190)              (52,190)              (52,190)
                                                          -----------           -----------           -----------
                                                                                                      $   341,788
                                                                                                      ===========
Balance at December 31, 2005                                  (40,018)              616,636                    --
Equity of Green Mountain Capital
at time of reverse acquisition                                     --              (290,902)
Shares issued for debt conversions                                 --             2,829,690
Granting of 600,000 warrants with note payable                     --               107,941
Granting of 200,000 warrants for settlement
 of payables                                                       --                39,960
Granting of 60,000 warrants to private
 placement agent                                                   --                10,800
Net Loss                                                           --            (1,044,274)           (1,044,274)
Foreign currency translation adjustment                       204,901               204,901               204,901
                                                          -----------           -----------           -----------
                                                                                                      $  (839,373)
                                                                                                      ===========
Balance at December 31, 2006                              $   164,883           $ 2,474,752
                                                          ===========           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                        For the years ended December 31,

                                                                                              2006                 2005
                                                                                           -----------          -----------
Cash flows from operating activities:
            Net (loss) income                                                              $(1,044,274)         $   393,978
            Adjustments to reconcile net (loss) income to net cash
            (used in) provided by operating activities:
               Depreciation and amortization                                                   119,194               85,481
               Deferred income tax                                                              30,928               46,608
               Loss on disposal of assets                                                        9,221                   --
               Amortization of deferred financing fees                                          17,578                   --
               Bad debt expense                                                                 22,814                   --
               Accretion of debt discount                                                       31,193                   --
            Changes in operating assets and liabilities
               Accounts receivable                                                            (758,861)          (1,634,842)
               Deposits                                                                             --             (545,229)
               Increase in accounts payable and accrued expenses                               212,667            1,883,451
                                                                                           -----------          -----------
Net cash (used in) provided by operating activities                                         (1,359,540)             229,447
                                                                                           -----------          -----------

Cash flows from investing activities:
               Purchase of property and equipment                                           (1,197,407)            (938,756)
               Non related party loan                                                         (293,790)                  --
               Overpayment of telecommunication services                                      (152,828)                  --
               Purchase of intangible assets                                                        --              (54,086)
                                                                                           -----------          -----------
Net cash used in investing activities                                                       (1,644,025)            (992,842)
                                                                                           -----------          -----------

Cash flows from financing activities:
               Proceeds from officer and stockholder loans prior to
               reverse acquisition May 12, 2006                                                  6,399              158,997
               Repayment of officer and stockholder loans                                      (96,724)                  --
               Proceeds from note payable                                                      989,793              877,214
               Proceeds from convertible promissory notes                                      600,000                   --
               Cash paid for financing fees                                                    (48,000)                  --
               Advanced from Green Mountain Capital, Inc.
                    prior to reverse acquisition May 12, 2006                                  882,000                   --
                                                                                           -----------          -----------
Net cash provided by financing activities                                                    2,333,468            1,036,211
                                                                                           -----------          -----------

Effect of exchange rate changes on
   cash and cash equivalents                                                                   190,233              (11,840)
                                                                                           -----------          -----------

Net (decrease) increase in cash and cash equivalents                                          (479,874)             260,976
Cash and cash equivalents beginning of year                                                    695,363              434,387
                                                                                           -----------          -----------
Cash and cash equivalents end of year                                                      $   215,489          $   695,363
                                                                                           ===========          ===========

Supplemental disclosure of cash flow information:
               Cash paid for income taxes                                                  $    67,039          $        --
                                                                                           ===========          ===========
               Cash paid for interest                                                      $        --          $        --
                                                                                           ===========          ===========

Supplemental disclosure of non cash investing and financing activities:
Issuance of common stock upon conversion  of convertible
promissory notes                                                                           $ 2,829,690          $        --
                                                                                           ===========          ===========
Issuance of 600,000 warrants with promissory notes payable                                 $   107,941          $        --
                                                                                           ===========          ===========
Granting of 200,000 warrants for settlement of accounts payable                            $    39,960          $        --
                                                                                           ===========          ===========
Granting of 60,000 common stock warrants to private placement agent                        $    10,800          $        --
                                                                                           ===========          ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 1 - ORGANIZATION

The accompanying consolidated financial statements include the accounts of IT Group Holdings Inc. (formerly Green Mountain Capital, Inc.) ("IT Group") and it's wholly owned operating subsidiary, Internet Telecommunications, Plc ("ITPLC") (collectively the "Company").

In 1998, ARS Networks, Incorporated was organized under the laws of the State of New Hampshire. Effective September 30, 2004, ARS Networks, Incorporated changed its name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc." On July 12, 2005, Green Mountain Capital, Inc. changed its state of incorporation from New Hampshire to Nevada by merging into Green Mountain Capital, Inc., a Nevada corporation, organized for the specific purpose of the change of domicile. On January 12, 2006 Green Mountain Capital, Inc. entered into a Share Exchange Agreement to acquire Internet Telecommunications, Plc, a corporation formed under the laws of England and Wales ("ITPLC"). Green Mountain Capital, Inc. acquired ITPLC on May 12, 2006 under the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of ITPLC in exchange for 22.5 million newly issued restricted shares of the Company common stock and 3.2 million warrants of the Company. Each warrant allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00 and is exercisable through January 9, 2011 for up to a maximum total of 3.2 million common shares.

In connection with the January 12, 2006 share exchange agreement the Company also granted an additional 2.1 million warrants. Each warrant allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00 and is exercisable through January 9, 2011.

The issuance of the 22.5 million common shares of the Company described above represented approximately 65.6% of the issued and outstanding shares of the Company at the time and date of issuance. Because ITPLC's owners as a group retained or received the larger portion of the voting rights in the combined entity and the Company's senior management represents a majority of the senior management of the combined entity, the Company was considered the acquirer for accounting purposes and has accounted for the exchange transaction as a recapitalization of. At the time of the acquisition, the Company had minimal assets and limited operations. The assets, liabilities and the historical operations that are reflected in the financial statements subsequent to the merger are those of ITPLC and have been recorded at their historical cost. The Company previously reported under a fiscal year end that ended on January 31 As of the date of the recapitalization the Company has adopted the fiscal year end of ITPLC which is December 31.

Green Mountain Capital, Inc. changed its name to IT Group Holdings Inc. effective February 26, 2007.

Through its subsidiary ITPLC, a licensed telecommunications carrier/operator in the United Kingdom, the Company became a telecommunications services provider offering line rental, associated voice minutes and value-added services in the deregulated United Kingdom telecommunications market. Prior to the acquisition of ITPLC, the Company had no business operations or revenues. The Company's operations are presently centered on the activities of ITPLC. The Company's principal office in the United Kingdom is located at 46 Clerkenwell Close, London EC1R 0AT, United Kingdom.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The Company incurred a net loss of $1,044,274 for the year ended December 31, 2006, which includes $282,771 of non-cash charges resulting from $119,194 of depreciation and amortization; $31,193 for the accretion of debt discount, $17,578 of amortization of deferred financing fees, $ 9,221 loss on disposal of assets and $30,928 of deferred income taxes. The Company had a working capital deficiency of $145,934 at December 31, 2006.

On November 21, 2006, the Company arranged short-term working capital financing of approximately $552,000 net of financing costs through the issuance of $600,000 of short-term 10% promissory notes and warrants to purchase 660,000 shares of common stock (including placement agent warrants) priced at $0.25. The promissory notes were subsequently repaid in full with interest on February 11, 2007.

In January 2007, the Company arranged additional working capital financing of $3,045,000 net of financing costs through the issuance of $3,500,000 of 12% promissory notes expiring September 30, 2008 and 3,850,000 warrants (including placement agent warrants) priced at $0.18.

The financing was raised to meet the Company's anticipated working capital requirements to achieve its business plan objectives.

There can be no assurance that the Company can continue to raise additional funds on terms that are acceptable or available at all. The inability to raise necessary funds can have a material adverse effect on the Company's consolidated financial position, results of operations and cashflows.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation

The consolidated financial statements include the accounts of IT Group Holdings and its wholly owned subsidiary ITPLC. All significant intercompany accounts and transactions have been eliminated at consolidation.


Revenue Recognition:

The Company applies the revenue recognition principles set forth under Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2") and Staff Accounting Bulletin 104 ("SAB 104") with respect to all of its revenue. The Company follows the criteria set forth in paragraph .08 of SOP 97-2 and outlined in SAB 104 which provides for revenue to be recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the vendor's fee is fixed or determinable, and (iv) collectability is probable. A summary of the Company's revenue recognition policies, as they relate to our specific revenue streams, is as follows:

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Rental sales and voice minutes revenue are recognized at the time the services are performed, provided, or made available to its customers.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Examples of estimates include the allowance for doubtful accounts, income taxes, useful lives of property and equipment. Changes in such estimates may affect amounts reported in future periods.


Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased, to be cash equivalents.


Accounts Receivable

The Company generates accounts receivable from sales of telecommunications services to its customers. The Company establishes reserves for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Information with respect to the Company's allowance for doubtful accounts is presented in Note 4.

The Company does not generally require collateral or other security to support the customer receivable.


Property and Equipment

Property and equipment is stated at cost and is depreciated on a straight-line basis over the estimated useful lives of the assets, which generally range from 5 to 20 years. Maintenance and repairs are charged to operations as incurred.

Leasehold improvements are amortized on a straight-line basis over the term of their respective leases or service lives of the improvements, whichever is shorter.


Intangibles

Intangibles consisted of customer lists which were amortized on a straight-line basis over their estimated useful life of 24 months. As of December 31, 2006 intangible assets were fully amortized.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to dispose of.


Loss Per Common Share

Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of December 31, 2006 and 2005 not included in basic and diluted net loss per share is as follows:


                                                 As of December 31,
                                        ----------------------------------
                                              2006               2005
                                        ---------------     --------------

Warrants to purchase common stock            6,160,000                  --



Deferred Financing Fees

Loan origination fees and other costs incurred arranging financing are capitalized as deferred financing fees. The costs are amortized over the respective lives of the obligations. Deferred financing fees totaled $58,800 less related accumulated amortization of $17,578 at December 31, 2006, and are classified as other assets in the accompanying consolidated balance sheet.


Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment". This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in compensation cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

As of December 31, 2006, the Company has no unvested options. On August 8, 2006, the Company granted five-year options to the Chief Executive Officer and Chairman to purchase 1,750,000 and 1,000,000 shares of common stock, respectively, at an exercise price of $0.35 per share. These options were cancelled on August 14, 2006. The Company did not grant any options to employees during the 2006 Fiscal year. The adoption of SFAS 123R did not affect the Company's consolidated financial position, results of operations or cash flows for the 2006 Fiscal year, but may have a material impact if options are granted in the future.

Prior to the adoption to SFAS No, 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company's stock based awards had been determined in accordance with the fair market value method described therein. The Company had previously adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions such as retirement and change of control.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair market value of stock options granted on a prospective basis over the vesting period in the consolidated statements of operations. The Company had no outstanding employee stock options at December 31, 2006. The Company did not grant any options during the 2006 Fiscal year.


Foreign Currency Translation

The functional currency of the Company's foreign subsidiary is the Pound Sterling. The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's foreign subsidiary are translated into U.S. dollars using year-end exchange rates and the related translation adjustments are recorded as a separate component of other accumulated comprehensive income (loss). Revenue and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Gains and losses resulting from foreign currency transactions are recorded within the consolidated statement of operations when recognized.


Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders' equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions. Accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 consists of foreign currency translation adjustments of $204,901 and $(52,190), respectively.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Marketing Costs

Costs related to advertising and promotions of services are charged to operating expense as incurred. Marketing expense amounted to $115,128, and $2,721 for the years ended December 31, 2006, and 2005, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.


Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and Emerging Issues Task Force ("EITF") 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of "Conventional Convertible Debt Instrument" in Issue No. 00-19.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments," Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.


Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not have any effect on reported net
(loss) income for any periods presented.


Income Taxes

In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse.


Segment Information:

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments. The Company only has one operating segment.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of Conventional Convertible Debt Instrument" in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In September 2005, the EITF ratified Issue No. 05-4, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Task Force did not reach a conclusion on this issue.

In September 2005, the FASB ratified the EITF Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholders' equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15, 2005. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 150." ("SFAS 155") SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity's fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the provisions of this statement prospectively to new instruments. The adoption of this pronouncement is not expected to have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits subsequent measurement of each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The Company is evaluating the potential impact, if any, that the adoption of SFAS 156 will have on its consolidated financial position results of operations and cash flows.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial position results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the consolidated financial position results of operations and cash flows.

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Management is evaluating the effect, if any, of the impact of this pronouncement on the Company's consolidated financial position results of operations and cash flows.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2009. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-03"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. We do not expect the adoption of EITF 06-03 to have a material effect on our consolidated financial statements.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 4 - LOANS AND OTHER RECEIVABLE

On February 1, 2006, the Company entered into an agreement with Flat Rate Telecom Ltd. ("Flat Rate"). The agreement provides for cash advances in the amount of $195,860 (100,000 (pound)Sterling). The agreement also provides for ITPLC's standard commercial reseller (service provider) agreement with Flat Rate for the sale of wholesale line rental and associated voice minutes. The agreement runs for a period of 12 months and is renewable on an annual basis. The Company bills Flat Rate based on predetermined prices as defined in the reseller (service provider) agreement. As of December 31, 2006 the outstanding receivable balance was $152,828. Revenues generated under this agreement during the year ended December 31, 2006 and 2005 were approximately $67,000 and $0, respectively. The advance is non interest bearing and is currently in default under the terms of the agreement. The Company has not established a reserve as of December 31, 2006 as the balance was deemed fully collectible by the Company.

In connection with its purchase of the Nokia DX220 switch in December 2006, the Company entered into a management agreement with Cape Management for marketing and development services. The Company is currently paying $9,793 (5,000 (pound)Sterling) per month to Cape Management under this agreement. ITPLC has an outstanding receivable derived from an overpayment of a switch in the amount of $293,790 (150,000 (pound)Sterling) from Cape Management. The companies have agreed that this receivable will be repaid to the Company during 2007 with future billings. The receivable is non interest bearing. The Company has not established a reserve as of December 31, 2006 as the balance was deemed fully collectible by the Company.


NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:


  Line and service rentals and associated
   voice minute services:
      Billed                                                $        603,447
      Unbilled                                                     1,725,327
                                                            ----------------
                                                                   2,328,774
  Less: allowance for doubtful accounts                               22,814
                                                            ----------------
  Total                                                     $      2,305,960
                                                            ================

Unbilled line and service rentals and services charges represent amounts earned and accrued as receivable from customers for their usage prior to the end of the period. Unbilled service charges are expected to be billed within 1 month of the respective balance sheet date.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment and accumulated depreciation are as follows:



Office equipment                                            $         80,477
Web design                                                            17,823
Furniture & fixtures                                                   7,051
Telecommunication equipment                                        1,972,422
Software                                                               2,309
                                                            -----------------
                                                                   2,080,082
Less: accumulated depreciation                                        64,822
                                                            -----------------
Property and equipment, net                                 $      2,015,260
                                                            =================

Depreciation expense for the years ended December 31, 2006 and 2005, was $119,194 and $85,481, respectively.

During the year ended December 31, 2006, the Company changed its estimate for the useful life of certain telecommunication equipment from 10 years to 20 years. The Company will recognize a decrease in depreciation expense of approximately $43,000 per annum in future years. Net loss per share was determined to be not material.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


Trade accounts payable                                      $        233,867
VAT tax payable                                                       72,298
Accrued Payroll taxes                                                 82,678
Accrued carrier/operator charges                                   1,584,892
Accrued professional and other fees                                  550,269
                                                            -----------------
Total                                                       $      2,524,004
                                                            =================


NOTE 8 - LOANS FROM OFFICERS AND STOCKHOLDERS

As of December 31, 2006, the Company owed $60,170 to its Chief Executive Officer / Director of which $45,170 relates to loans that are unsecured, payable on demand and non-interest bearing. In addition, $15,000 relate to unpaid fees under his director services agreement (Note 12). This loan is unsecured, payable on demand and non-interest bearing.

As at December 31, 2006, the Company owed $17,500 to its Chairman / Director for unpaid fees under his director services agreement (Note 12). This loan is unsecured, payable on demand and non-interest bearing.

The liabilities for these loans have been included in accounts payable and accrued expenses.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 9 - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

As of December 31, 2006, the Company had approximately $7,000,000 of U.S. net operating loss carry forwards available to offset future taxable income which, if not utilized, begin expiring in 2022.

The Company files its tax return on a stand alone basis as U.S. tax rules prohibit the consolidation of its foreign subsidiaries.

Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss carry forward is limited following a greater than 50% change in ownership. Due to prior transactions, the Company's net operating loss carry forwards are subject to an annual limitation. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss carry forward period. The Company has not yet determined the limitation as defined by the Tax Reform Act of 1986. Additionally, because U.S. tax laws limit the time during which these carry forwards may be applied against future taxes, the Company may not be able to take full advantage of these attributes for Federal income tax purposes.

Deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2006

The US statutory tax rate of 34% differs from the Company's effective tax rate primarily due to the full valuation allowance of the Company's net operating loss.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are as follows:


         Deferred tax assets:
                  Net operating loss carry forward                 $  2,370,000
                                                                   ------------
                  Less valuation allowance                           (2,370,000)
                                                                   ------------
                  Net deferred tax assets                          $         --
                                                                   ============

The valuation allowance at December 31, 2006 was $2,370,000. The increase during 2006 was approximately $140,000.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 9 - INCOME TAXES (Continued)

Income tax expense (benefit) is primarily attributed to the UK operating subsidiary and consists of the following:

                                                 2006               2005
                                            ---------------    --------------
       Current tax
       UK corporation (benefit) tax         $      (157,579)   $       52,135
       Deferred tax
       Fixed asset timing differences               188,507            46,608
                                            ---------------    --------------
       Total                                $        30,928    $       98,743
                                            ===============    ==============


The UK statutory tax rate of 30% and the Company's effective tax rate for financial reporting differ primarily from UK statutory net operating loss carrybacks and the fixed asset timing differences.

Deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                  2006               2005
                                            ---------------    --------------
Fixed asset timing differences              $       187,105    $       46,608
Tax loss available to carry forward                (130,172)               --
                                            ---------------    --------------
Total                                       $        56,933    $       46,608
                                            ===============    ==============


NOTE 10 - CONCENTRATION OF CREDIT RISK


Major Suppliers/Vendor

The Company has secured long-term supply agreements with Resellers (Service Providers) of multiple fixed lines and associated voice minutes that are priced on a fixed cost and least cost routing basis. One supplier accounts for 74% and 65% of the costs of revenue for 2006 and 2005, respectively and 55% of the accounts payable and accrued expenses as of December 31, 2006. As of December 31, 2006, the Company had a deposit of approximately $621,137 paid to the supplier. These deposits are recorded as carrier deposits in the Company's consolidated balance sheet as of December 31, 2006. The deposit can be increased, reduced or returned to the Company depending on the volume of business with the supplier and their credit rating policy.

Credit Risks

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions and considers the risk negligible.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 11 - CONVERTIBLE NOTES PAYABLE AND BRIDGE LOAN

The Company had outstanding Promissory Notes to Cayman Lender, Ltd. a Cayman Islands exempted company ("Cayman"), due on demand (the "Notes"). The Notes were convertible into common stock of the Company at a conversion rate of $0.1737089 per share.

For the period from January 12, 2006 (the date of the Share Exchange Agreement) through December 31, 2006, the Company issued an aggregate of 10,061,545 shares of its common stock to Cayman in settlement of $1,747,780 of notes pursuant to the terms of an agreement (the "Exchange Agreement") entered into between the Company and Cayman in Voluntary Liquidation. On January 9 and 12, 2006, the Grand Court of the Cayman Islands held a Hearing on the application of the Liquidators for approval of the Exchange Agreement, and the Court approved the terms of the Exchange Agreement and found them to be fair to Cayman. Pursuant the terms of the Exchange Agreement and declaring them to be fair to Cayman (the entity to receive the subject securities) there would have been no basis for reliance upon the exemption set forth in Section 3 (a) (10) for the issuance of shares of common stock to be issued to Cayman. By virtue of a previous agreement (the "Loan Agreement") dated November 1, 2005, entered into between the Company and Cayman, the Company has received $3,700,000 in loans ("Loans") from Cayman, of which $0 remains outstanding as of December 31, 2006.

The above Share Agreement provided that on demand; the Company can require Cayman to make additional advances to the Company not to exceed $21,300,000. During the year ended December 31, 2006, $1,482,000 was advanced to ITPLC by Cayman, of which $882,000 was prior to the Exchange Agreement on May 12, 2006, and 600,000 was subsequent to May 12, 2006. The Company entered into an agreement on November 13, 2006 to convert $1,082,000 of Notes payable to Cayman into 6,000,000 shares of its common stock at a conversion price of $0.18033333 per share.

On November 14, 2006, the Company entered into a bridge note financing agreement aggregating $600,000. The promissory notes have a stated interest rate of 10% per annum and mature on March 31, 2007. In the event of default the interest rate will be increased to 15% per annum. In connection with the promissory notes the Company also granted 600,000 common stock purchase warrants. The warrants are exercisable at $0.25 per share, have a life of three years and carry a cashless exercise provision.

The $107,941 fair value of the warrants was calculated using the Black-Scholes option valuation model and has been recorded as a debt discount. The debt discount is accredited to interest expense over the life of the debt.

In connection with the $600,000 of bridge note financing the Company incurred fees of $48,000 and granted 60,000 warrants to the private placement agent for services provided. The warrants are exercisable at $0.25 per share, have a life of five years and carry a cashless exercise provision. The estimated fair value of the warrants is $10,800 using the black-scholes option valuation model. The total cost of $58,800 has been capitalized as a deferred financing fee and will be amortized to interest expense over the term of the promissory notes. For the year ended December 31, 2006, the Company has expensed $17,578 to interest expense.


NOTE 12 - COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS


Operating Lease Commitments

The Company leases 6,000 sq feet of office space at 46 Clerkenwell Close, London, England for approximately $4,880 per month until 2011 with a lease renewal period in 2007.

On August 8, 2006, the Company signed a 3-year lease for 800 sq feet of space to house a new switch in a building at 80 Clifton Street in London, England. The lease cost is $10,433 per month and is automatically renewable.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 12 - COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS (Continued)

Operating Lease Commitments (Continued)

On July 31, 2006 and August 8, 2006, the Company entered into two 24 month operating leases for automobiles. The Chief Executive Officer has guaranteed the repayment to the Company of the July 31, 2006 lease agreement. The August 8, 2006 lease provides for an initial payment of $1,674 followed by 23 monthly payments of $481.

On October 12, 2006, the Company entered into a 36 month lease agreement for an additional automobile. The lease provides for an initial payment of approximately $3,395 followed by 35 monthly payments of $1,066.

At December 31, 2006, future minimum rental payments under non-cancelable operating leases are as follows:


  Year Ending                                                  Amount
  December 31,

   2007                                                   $    202,320
   2008                                                        200,027
   2009                                                        193,569
   2010                                                        183,756
   2011                                                        183,756
Thereafter                                                     183,756
                                                          -------------
                                                          $  1,147,184
                                                          =============


Rent and related expenses for the year ending December 31, 2006 and 2005 were $107,188 and $70,350, respectively.

Employment Agreements

On August 8, 2006 and May 12, 2006 respectively, the Company entered into an agreement with its Chief Executive Officer, and Chairman to provide director services. The agreement provides for compensation of $2,500 per month to each individual and was increased to $5,000 per month on January 1, 2007. The agreement has a term of two years.

ITPLC has entered into an employment contract with its Chief Executive Officer, and its Technical Director each of which is for a five-year term that expires on December 31, 2008. The contracts will automatically renew unless terminated by either party. The contracts provide for a minimum annual salary, adjusted, at the option of ITPLC, for cost-of-living, performance, and the profitability of ITPLC. In addition, ITPLC may, in its discretion, provide the individual a car with total purchase price, including tax and United Kingdom value added tax, not to exceed 20,000 sterling pounds ($34,340 at December 31, 2006) for use in the performance of duties and replaced every three years.

The minimum annual commitment, excluding the value of the car and any other incentives, under these contracts is as follows:

                   Years                                Amount
                                                     -----------
                   2007                              $   253,500
                   2008                                  253,500
                                                     -----------
                   Total                             $   507,000
                                                     ===========

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 12 - COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS (Continued)

Consulting Agreements

During October 2006, the Company entered into a consulting service agreement for marketing, development, and investment planning services for a monthly fee of $12,500. The services provided under this agreement shall be ongoing unless terminated by either party giving no less than six months notice in writing or unless terminated earlier.

On November 1, 2005, ITPLC entered into a consulting agreement with Carmenna Limited, which is 80% owned by the Chairman of the Company. This agreement was further amended and extended on January 25, 2007. Pursuant to such agreement, Carmenna Limited agreed to provide certain consulting services to ITPLC in consideration for a minimum fee of (pound)1,000 per month ($1,950 at December 31, 2006). The agreement was extended effective February 1, 2007 at a monthly rate of (pound)Sterling 5,000 per month ($9,750 at December 31, 2006). The agreement will expire on December 31, 2008, with an early termination provision by either party on six months' notice.

On November 1, 2005, the Company entered into a consulting and support services agreement with Business Development & Consulting Limited, of which the Chairman is one of its beneficiaries. The agreement provides for strategy, planning and finance support at a monthly fee of $10,000, and can be terminated by either party on six months' notice.


Other

On October 13, 2006, Marcum & Kliegman LLP ("M&K"), the Company's independent registered public accounting firm, advised us that they had been requested by the SEC to furnish to the SEC specified financial and other documents for the Company in M&K's possession and control, as well as financial and other documents for three other unrelated companies. M&K has cooperated fully with the SEC in its response to this request.


NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

On December 22, 2006, the board of directors unanimously approved the amendments to the Articles of Incorporation reducing the number of shares of common stock and preferred stock that are authorized to issue. The total number of common and preferred shares authorized to be issued was reduced from 10,250,000,000, par value $.0001 to 1,010,000,000 shares, par value $.001 per share, by reducing the authorized common stock from 10,000,000,000 shares of common stock, par value $.0001 per share, to 1,000,000,000 shares, par value $.0001 per share, and by reducing the authorized preferred stock from 250,000,000 shares of preferred stock, par value $.0001 per share, to 10,000,000 shares, par value $.0001 per share.


Stock Option Plan

On July 1, 2006, the Company approved a stock option plan for directors, officers and employees to be used as incentive at an exercise price no less favorable than the closing market price on the date of grant. The stock option plan allows the board, at the board's discretion to issue up to 5,000,000 stock options to directors, officers and employees, with a five-year exercise period. No options are outstanding under the plan.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 13 - STOCKHOLDERS' EQUITY (Continued)

Warrants

On November 9. 2006, the Company granted warrants to purchase 200,000 shares of common stock at an exercisable price of $1.00 per share to Strategic Growth International, Inc. for settlement of accrued consulting fees. These warrants were valued at $39,960 using the black-scholes option pricing model. The warrants expire on May 9, 2009.

On November 14, 2006, the Company entered into a promissory note agreement aggregating $600,000. The promissory notes have a stated interest rate of 10% per annum and mature on March 31, 2007. In the event of default the interest rate will be increased to 15% per annum. In connection with the promissory notes the Company also granted 600,000 common stock purchase warrants. The warrants are exercisable at $0.25 per share, have a life of three years and carry a cashless exercise provision.

The following tables illustrate the Company's warrant issuances and balances outstanding as of, and during the years ended December 31, 2006 and 2005:


                                          Shares Underlying   Weighted Average
                                              Warrants         Exercise Price
                                          --------------        ------------
       Outstanding at January 1, 2005                 --         $        --
          Granted                                     --                  --
          Expired                                     --                  --
          Exercised                                   --                  --
                                          --------------        ------------
       Outstanding at December 31, 2005               --         $        --
          Granted                              6,160,000                0.92
          Expired                                     --                  --
          Exercised                                   --                  --
                                          --------------        ------------
       Outstanding at December 31, 2006        6,160,000         $      0.92
                                          ==============        ============

The following is additional information with respect to the Company's warrants as of December 31, 2006:


               WARRANTS OUTSTANDING                    WARRANTS EXERCISABLE
  -----------------------------------------------   ----------------------------
                             Weighted
                              Average    Weighted
              Number of     Remaining     Average    Number of      Weighted
  Exercise  Outstanding    Contractual   Exercise   Exercisable      Average
   Price      Warrants        Life        Price      Warrants     Exercise Price
 ---------  ------------   ------------   -------  ------------   --------------
   $ 0.25       660,000     4.1 years      $0.25       660,000        $0.25
   $ 1.00     5,500,000     4.1 years      $1.00     5,500,000        $1.00
 ---------  ------------   ------------   -------  ------------   --------------
              6,160,000                              6,160,000
            ============                           ============

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 14 - GEOGRAPHIC INFORMATION

The Company operates entirely in one industry segment, the telecommunications market. The Company's geographic data for operations for the years ended December 31 are as follows:


                              Revenues                           2006               2005
                              -------                        ------------       ------------
United States                                                $         --       $         --
United Kingdom                                                 22,724,794         19,811,296
                                                             ------------       ------------
   Revenues                                                  $ 22,724,794       $ 19,811,296
                                                             ============       ============
                  (Loss) Income from Operations

United States                                                $   (898,543)      $         --
United Kingdom                                                   (154,634)           454,503
                                                             ------------       ------------
   (Loss) Income from Operations                             $ (1,053,177)      $    454,503
                                                             ============       ============
                       Identifiable assets
                       -------------------
United States                                                $     41,222
United Kingdom                                                  5,604,464
                                                             ------------
   Identifiable assets                                       $  5,645,686
                                                             ============


NOTE 15 - SUBSEQUENT EVENTS

In January 2007, the Company adopted performance bonus plans, one of which is for directors and managers of ITPLC (six individuals as of January 2007) and one of which is for ITPLC's employees (eight individuals as of January 2007). Bonuses are based on the increase in gross margin from buying and selling line rental, associated voice minutes and related services (based on increases in the current period gross margin over the gross margin in the corresponding prior period).

On January 1, 2007, the Company completed the sale of $2,475,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders 2,475,000 warrants that are exercisable at $0.18 per share and expire on January 11, 2012. The gross proceeds will be recorded net of a debt discount of approximately $503,000 for the value of the warrants. The debt discount was calculated using the black scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $247,500, which will be capitalized as deferred financing fees and amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company's common stock prior to conversion.

On January 17, 2007, the Company completed the sale of $750,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders 750,000 warrants that are exercisable at $0.18 per share and expire January 17, 2012. The gross proceeds will be recorded net of a debt discount of $150,000 for the value of the warrants. The debt discount was calculated using the black scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $75,000, which will be capitalized and amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days of the average closing price of the Company's common stock prior to conversion.

                      IT GROUP HOLDINGS INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


NOTE 15 - SUBSEQUENT EVENTS (Continued)

On February 15, 2007, the Company completed the sale of $275,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders $275,000 warrants that are exercisable at $0.18 per share and expire February 15, 2012. The gross proceeds were recorded net of a debt discount of $63,000 for the value of the warrants. The debt discount was calculated using the black scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $27,500, which will be capitalized and amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company's common stock.

Under the terms of the promissory notes entered into January and February 2007, the Company has agreed to register the underlying shares of the warrants within 120 days from the date of the first closing. If the registration statement is not filed within 180 days after such 120 day period, the Company is obligated to grant an additional 6% of warrants to the note holders; the additional warrants would have identical terms as the original warrants granted. The Company is required to use its best efforts for the registration statement to be declared effective.

In January and February 2007, the Company granted an aggregate of 350,000 warrants to the private placement agents in connection to the promissory notes aggregating $3.5 million. The warrants are exercisable at $0.18 per share, are fully vested and have a life of 5 years. The warrants were valued using the black scholes option model and as a result the Company will capitalize $90,800 to deferred financing fees and will amortize the cost over the term of the notes.

On February 9, 2007 the Company entered into an agreement with Aurelius Consulting Group (an affiliate of RedChip Companies) for investor relations services at the monthly fee of $8,000 and granted 250,000 warrants with an exercise price of $0.30 and 250,000 warrants with an exercise price of $0.50 expiring February 9, 2012. The Company will incur a stock based compensation charge of approximately $160,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost- benefit relationship of possible controls and procedures.

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were ineffective as a result of those significant deficiencies and material weaknesses as discussed in the following paragraph.

Our independent registered public accountants have reported to our Board of Directors certain matters involving internal controls that they considered to be reportable conditions and material weaknesses, under standards established by the Public Accounting Oversight Board.

The first reportable condition identified relates to limited segregation of duties. Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in the financial reporting. In addition the accounting department does not have the sophistication to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this significant deficiency, including using the services of an interim financial and accounting consultant to review, compile and consolidate our financial statements on a quarterly and annual basis. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve our chief executive officer of his current chief financial officer duties.

The second reportable condition identified as a material weakness is the lack of the timely closing of our books and records and the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.


Changes in Internal Controls

Management has evaluated the effectiveness of the disclosure controls and procedures as of December 31, 2006. Based on such evaluation, management has concluded that the disclosure controls and procedures were not effective for their intended purpose described above.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005, fairly present in all material respects our financial condition and results of operations.

There were no changes to the internal controls during the fourth quarter ended December 31, 2006 that have materially affected or that are reasonably likely to affect the internal controls.


Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.


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


Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company as of March 31, 2007.

NAME                           AGE          POSITIONS AND OFFICES
-------------------------------------------------------------------------------
Charlie Yiasemis               51           Chief Executive Officer,
                                            Chief Financial Officer
                                            and President

Dr. Fredrik Verkroost          52           Chairman of the Board of Directors
                                            and Company Secretary

William Malenbaum              77           Director

Shmuel Shneibalg               37           Director


Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. The following is a brief account of the director's and executive officer's education and business experience of during the past five years, and any other directorships held in reporting companies.

Charlie Yiasemis was elected our Chief Executive Officer, Chief Financial Officer on May 12, 2006, and as a Director on August 7, 2006. From 2004 to the present, Mr. Yiasemis is the founder and Director of Internet Telecommunications, Plc. From 1995 to 2004, Mr. Yiasemis was the Chief Executive Officer and co-founder of International Telecom, Plc and has over 21 years experience in the worldwide telecom markets. He has also served as chief consultant responsible for supervising settlement rates for AT&T, Cable & Wireless and OTE (Greece) in Europe, Asia and Africa. He more recently headed the sales and marketing team for APT worldwide and was the founder of a large VoIP company.

Dr. Fredrik Verkroost was elected our Chairman of our Board of Directors on May 12, 2006, and serves as our Secretary. Dr. Verkroost holds a PhD in engineering. Since late 2000, Dr Verkroost has served as a Director of Start Angels Ltd and Carmenna Ltd, which provided his services as an executive board management consultant to technology businesses including Alterian Plc, where he structured the business for an IPO on the FTSE Techmark exchange in London; AT&T Istel Plc where he revised corporate strategy on behalf of AT&T; European Telecom Plc where he helped to reposition the business including disposals; and Domain Dynamics Ltd as CEO. Dr. Verkroost was previously Deputy CEO of satellite operator ICO Global Communications, Inc. where he raised $690m in an IPO/Bond offering on NASDAQ; Director of corporate development for the Swiss-based Electrowatt AG and Landis & Gyr AG Companies; Director of Square D, Inc.'s European industrial controls & automation division, which he merged into Groupe Schneider; Sales & marketing manager for Hewlett-Packard (Switzerland). Dr Verkroost has been Chairman of Internet Telecommunications Plc since November 1, 2005.

William Malenbaum was elected to our Board of Directors on August 8, 2006. He was in military service with the U.S. Eighth Army from 1952 through 1953, and received a B.S. degree in accounting from St. Josephs University in 1959. He was the cost accounting manager of Edgcomb Steel from 1953 to 1977, and credit manager of Precision Coil Processing, from 1977 to 1992. From 1992 to 1995, he was credit manager of Global Link, a telephone card company, and was a Vice President of International Telecom, Plc from 1996 to 1999. Since 1999, and until election to our Board of Directors, Mr. Malenbaum has acted an auditing and systems analysis consultant to various clients.

Shmuel Shneibalg served as our President, Chief Executive Officer, Chief Financial Officer and a director from September 29, 2005 to May 12, 2006, at which time he resigned from the corporate offices he held but remained on our Board of Directors. Mr. Shneibalg has prior experience in the construction and sales businesses. Mr. Shneibalg has been Vice-President and a Director of Global General Technologies, Inc., a publicly traded company, since November 10, 2004. From May 2001 until April 2005, Mr. Shneibalg served as Chairman, Chief Executive Officer, Secretary and Director of Safetek International, Inc., a publicly traded company, and as the Vice President of Home Solutions Health, Inc., a public consumer product company.


Section 16(a) Beneficial Ownership Reporting Compliance

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    Number      Transactions   Known Failures
                                    Of late     Not Timely     To File a
Name and principal position         Reports     Reported       Required Form
---------------------------        -----------  ------------   --------------
Charlie Yiasemis, President             1
CEO & CFO

Fredrik Verkroost, Chairman
& Secretary                             3           2

William Malenbaum                                                   1


Code of Ethics

We have not yet adopted a Code of Ethics.


Audit Committee

We have an audit committee consisting of William Malenbaum, one of our directors. Mr. Malenbaum is not an "audit committee financial expert" as defined in the regulations of the Securities and Exchange Commission.

ITEM 10.     EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

The following table sets forth information for the periods indicated concerning the aggregate compensation paid by the Company and its subsidiaries to certain of the Company's executive officers (the "Named Executives").



  Name and      Year    Salary     Bonus      Stock     Option     Non-Equity       Change in     All Other    Total
  Principal               ($)       ($)      Awards     Awards     Incentive      Pension Value                 ($)
  Position                                     ($)        ($)         Plan        and Nonquali-    Compen-
                                                                  Compensation    fied Deferred    sation
                                                                      ($)         Compensation
                                                                                    Earnings
                                                                                       ($)

     (a)        (b)       (c)       (d)        (e)        (f)         (g)              (h)           (i)        (j)
-------------- ------- ---------- -------- ------------ -------- --------------- ---------------- ---------- ----------
Charlie        2006    $70,200                                                                    $15,000    $ 85,200
Yiasemis (1)
-------------- ------- ---------- -------- ------------ -------- --------------- ---------------- ---------- ----------
Fredrik        2006                                                                               $17,500    $ 17,500
Verkroost (2)
-------------- ------- ---------- -------- ------------ -------- --------------- ---------------- ---------- ----------
Shmuel         2006                                                                               $15,000    $ 15,000
Shneibalg (3)
-------------- ------- ---------- -------- ------------ -------- --------------- ---------------- ---------- ----------
Steven W.      2005                                                                                          $      0
Bingaman (4)
-------------- ------- ---------- -------- ------------ -------- --------------- ---------------- ---------- ----------
Sydney A.      2005    $207,750            $67,500 (6)                                                       $275,250
Harland (5)
-------------- ------- ---------- -------- ------------ -------- --------------- ---------------- ---------- ----------

 (1) Mr. Yiasemis has served as our President, Chief Executive Officer and Chief Financial Officer since May 12, 2006. Mr. Yiasemis received $15,000 in director fees in 2006.

(2) Dr. Verkroost received $17,500 in director fees in 2006. The Company paid consulting fees of $162,500 to Business Development & Consulting Ltd., a company in which Dr. Verkroost has a 25% beneficial interest, and ITPLC paid consulting fees of approximately $49,950 to Carmenna Ltd., a company that is 80% owned by Dr. Verkroost.

(3) Mr. Shneibalg served as our President, CEO, CFO, and director of the Company from September 29, 2005 to May 12, 2006, and continues to serve as a director.

(4) Mr. Bingaman served as our President, CEO, CFO, and director from August 11, 2005 until September 29, 2005.

(5) Mr. Harland served as our President, CEO, and CFO from May 1998 until August 11, 2005, and as a director from May 1998 until September 26, 2005.

(6) In February 2005, the Company issued 3,000,000 preferred shares series C with voting rights of 500:1 versus common shares to this officer in exchange for $67,500 management compensation accrued as of January 31, 2005.

Employment Agreements

ITPLC has entered into an employment contract with its Chief Executive Officer, Charlie Yiasemis and its Technical Director, Stavros Papathanassiou, each of which is for a five year term that expires on December 31, 2008. The contracts will automatically renew unless terminated by either party. The contracts provide for a minimum annual salary, adjusted, at the option of ITPLC, for cost-of-living, performance, and the profitability of ITPLC. In addition, ITPLC may, in its discretion, provide the individual a car with total purchase price, including tax and United Kingdom value added tax, not to exceed (pound)Sterling 20,000 ($34,340 at December 31, 2005) for use in the performance of duties and replaced every three years. Mr. Yiasemis' contract provides for annual base compensation of (pound)Sterling 85,000; in 2006, Mr. Yiasemis waived payment of (pound)Sterling 49,000 of the contractually provided base compensation.

The minimum annual commitment, excluding the value of the car and any other incentives, under these contracts is as follows (based on an exchange rate of $1.95 per (pound)Sterling at December 31, 2006):

Years                                       Amount
                                         -----------
2007                                     $   253,500
2008                                         253,500
                                         -----------
Total                                    $   507,000
                                         ===========

On July 31, 2006 and August 8, 2006, the Company entered into two 24 month operating leases for automobiles. The Chief Executive Officer has guaranteed the repayment to the Company of the July 31, 2006 lease agreement. The August 8, 2006 lease provides for an initial payment of $1,674 followed by 23 monthly payments of $481.

On October 12, 2006, the Company entered into a 36 month lease agreement for an additional automobile. The lease provides for an initial payment of approximately $3,395 followed by 35 monthly payments of $1,066.


Consulting Agreements

During October 2006, the Company entered into a consulting service agreement for marketing, development, and investment planning services for a monthly fee of $12,500. The services provided under this agreement shall be ongoing unless terminated by either party giving no less than six months notice in writing or unless terminated earlier.

On November 1, 2005, ITPLC entered into a consulting agreement with Carmenna Limited, which is 80% owned by the Chairman of the Company. This agreement was further amended and extended on January 25, 2007. Pursuant to such agreement, Carmenna Limited agreed to provide certain consulting services to ITPLC in consideration for a minimum fee of (pound)1,000 per month ($1,950 at December 31, 2006). The agreement was extended effective February 1, 2007 at a monthly rate of (pound)Sterling 5,000 per month ($9,750 at December 31, 2006). The agreement will expire on December 31, 2008, with an early termination provision by either party on six months' notice.

On November 1, 2005, the Company entered into a consulting and support services agreement with Business Development & Consulting Limited, of which the Chairman is one of its beneficiaries. The agreement provides for strategy, planning and finance support at a monthly fee of $10,000, and can be terminated by either party on six months' notice.

2006 Stock Option Plan

On July 1, 2006, the Company approved a stock option plan for directors, officers and employees to be used as incentive at an exercise price no less favorable than the closing market price on the date of grant. The stock option plan allows the board, at the board's discretion to issue up to 5,000,000 stock options to directors, officers and employees, with a five year exercise period.


Performance Bonus Plans

The Company has performance bonus plans adopted in January 2007,one of which is for directors and managers of ITPLC (six individuals as of January 2007) and one of which is for ITPLC's employees (eight individuals as of January 2007). Bonuses are based on the increase in gross margin from buying and selling line rental, associated voice minutes and related services (based on increases in the current period gross margin over the gross margin in the corresponding prior period).

There are no other arrangements or plans pursuant to which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except for the performance bonus plans discussed above and except that stock options may be granted at the discretion of our board of directors.

The Company has no long-term incentive plans.


Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the period ended December 31, 2006.

On August 8, 2006 and May 12, 2006 respectively, the Company entered into director services agreements with its Chief Executive Officer, Charlie Yiasemis, and its Chairman, Fredrik Verkroost on the basis of 12 days per annum. Mr. Yiasemis and Dr. Verkroost, as executive directors, were compensated at the rate of $2,500 per month in 2006 and at $5,000 per month from January 1, 2007. Our previous Chief Executive Officer and currently non-executive director, Mr Shmuel Shneibalg, received $15,000 in compensation during 2006. Non-executive directors are compensated effective January 1, 2007 at the rate of $6,000 quarterly.

We may grant to our directors in the future options to purchase shares of common stock as determined by our board of directors or a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Other than indicated in this report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.


Grants of Stock Options and Stock Appreciation Rights

On August 8, 2006, the Company granted five-year options to Charlie Yiasemis and Fredrik Verkroost to purchase 1,750,000 and 1,000,000 shares of common stock, respectively, at an exercise price of $0.35 per share. These options were cancelled on August 14, 2006. No stock options or stock appreciation rights were granted to any of our directors or executive officers during the fiscal year ended December 31, 2006.

Stock Option/SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended December 31, 2006, and none of them holds unexercised stock options held as of such date.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of March 31, 2007, the number of shares of common stock of the Company beneficially owned by (i) each person or entity known to the Company to be the beneficial owner (under the rules and regulations of the Securities and Exchange Commission) of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group.

The percentages below are calculated based on 51,899,814 shares of Common Stock deemed issued and outstanding as of March 31, 2007. Unless otherwise indicated, the business address of each such person is c/o IT Group Holdings Inc., 201 South Biscayne Boulevard, 28th Floor, Miami, Florida 33131.



                                             Amount (Number of Shares)
                                                    and Nature of             Percentage
Name and Address of Beneficial Owner            Beneficial Ownership           of Class
------------------------------------            --------------------           --------

Demitris Charalambous                              17,500,000                  33.72%

Charlie Yiasemis (1)                                8,200,000 (2)              14.88%

Dr. Fredrik Verkroost (3)                           2,375,000 (4)               4.55%

William Malenbaum                                     133,000 (5)               0.26%

All Officers and Directors as a group              10,708,300                  19.35%


(1) Mr. Yiasemis has been serving as our Chief Executive Officer, Chief Financial Officer, President, since May 12, 2006 and as a director since August 7, 2006.

(2) Includes 3,200,000 warrants, each of which entitles the holder thereof to purchase one share of common stock of the Company at a purchase price of $1.00, exercisable prior to January 10, 2011.

(3) Dr. Verkroost has been serving as our Chairman of the Board of Directors since May 12, 2006.

(4) Includes 250,000 warrants, each of which entitles the holder thereof to purchase one share of common stock of the Company at a purchase price of $1.00, exercisable prior to January 10, 2011.

(5) Mr. Malenbaum's address is 2149 Princeton Ave., Philadelphia, PA 19149.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During June 2004, ITPLC issued 758,065 ordinary shares to the majority shareholder of the Company, Demetris Charalambous, in exchange for acquired switches, servers, databases, and their related software licenses. The common stock was valued at par value of approximately $76.

On June 1, 2004, ITPLC entered into a software license agreement with the Chief executive Officer of the Company. The software license agreement carried an option to buy and no minimum payments for a period of twenty-four months. During the year ended December 31, 2005, ITPLC exercised its option to purchase the license and issued 22,741,935 ordinary shares to the Chief Executive Officer. The shares were valued at par value of $2,274.

ITEM 13.   EXHIBITS


EXHIBIT NO.                              DESCRIPTION
--------------    --------------------------------------------------------------
         2.1      Articles of Merger filed with the Nevada Secretary of State effective July 11, 2005. (Incorporated by reference to Exhibit
                  2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.)

         2.2 Articles of Merger filed with the New Hampshire Secretary of State effective July 12, 2005. (Incorporated by reference to
                  Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.)

         2.3 Plan of Merger. (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005.)

         3.1 Articles of Incorporation. (Incorporated by reference to Attachment C to the Company's Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 18, 2005).

         3.2 Certificate of Amendment to Articles of Incorporation, filed with the Nevada Secretary of State as of January 12, 2006. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.)

         3.3 By-Laws. (Incorporated by reference to Attachment C to the Company's Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 18,
                  2005)

         3.3a Bylaws, as amended September 22, 2006. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 27, 2006.)

         4.1 Form of Promissory Bridge Note Purchase Agreement and Promissory Note (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         4.2 Loan Agreement, dated November 1, 2005, among GMCI, Cayman Lender, Ltd. and Asset Growth Partners & Company. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         4.3 Exchange Agreement, dated December 29, 2005, among the Company and Cayman Lender, Ltd. (Incorporated by reference to Exhibit
                  4.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         10.1 Share Exchange Agreement, dated January 12, 2006, among Green Mountain Capital, Inc., Internet Telecommunications, PLC and its stockholders, and Steven Bingaman and affiliates. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.)

         10.2 Loan Agreement, dated November 1, 2005, among Green Mountain Capital, Inc., Cayman Lender, Ltd. and Asset Growth Partners & Company. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.)

         10.3 Exchange Agreement, dated December 29, 2005, among Green Mountain Capital, Inc. and Cayman Lender, Ltd. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2006.)

EXHIBIT NO.                              DESCRIPTION
--------------    --------------------------------------------------------------
         10.4     Equipment Sales Agreement, dated June 1, 2004, between ITPLC and International Telecom Plc. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         10.5 Software Loan Agreement, dated June 1, 2004, between ITPLC and Charlie Yiasemis. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         10.6 Employment Agreement, between ITPLC and Charlie Yiasemis. (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         10.7     Employment Agreement, between ITPLC and Stavros
                  Papathanassiou. (Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         10.8 Consulting Services Agreement, dated November 1, 2005, between Carmenna Limited and ITPLC. (Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         10.9 Preferred Stock Purchase Agreement, dated December 31, 2005, between Appleby Partners & Company, LLC and the Company. (Incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 7, 2006.)

         10.10 Green Mountain Capital, Inc. 2006 Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 10, 2006.)

         10.11 Three-year Warrant to purchase 200,000 shares of common stock issued to Strategic Growth International, Inc. (Incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2006.)

         10.12 Form of 10% Promissory Note due March 31, 2007, issued November 14, 2006, in the aggregate principal amount of $600,000 to three private investors. (Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2006.)

         10.13 Form of three-year Warrants, issued November 14, 2006 to three private investors, to purchase an aggregate of 600,000 shares of common stock. (Incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2006.)

         10.14 Five-year Warrant to purchase 60,000 shares of common stock issued on November 14, 2006 to Sandgrain Securities, Inc. (Incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 20, 2006.)

         10.15 Form of Subscription Agreement between the Company and each of the Purchasers of the 12% Promissory Notes due September 30, 2008. (Incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.)

         10.16 Form of the Company's 12% Promissory Notes due September 30, 2008. (Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.)

EXHIBIT NO.                              DESCRIPTION
--------------    --------------------------------------------------------------

         10.17 Form of five-year Warrants issued to the Holders of the Company's 12% Promissory Notes due September 30, 2008, and the placement agent. (Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 18, 2007.)

         10.18 Consulting Services Agreement, dated June 13, 2006, between Business Development & Consulting Limited and the Company, filed herewith.

         10.19 Amendment, dated January 25, 2007, to Consulting Services Agreement, dated November 1, 2005, between Carmenna Limited and ITPLC, filed herewith.

         10.20 Performance Bonus Scheme 2007 for Directors & Managers of IT Plc, filed herewith.

         10.21 Performance Bonus Scheme 2007 for Employees of IT Plc, filed herewith.

         10.22    Directors Services Agreement

         10.23    Directors Services Agreement

         31 Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act, filed herewith.

         32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act, filed herewith.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Russell Bedford Stefanou Mirchandari LLP served as our independent auditor until September 27, 2005. Robison, Hill & Co.* served as our independent auditor from September 30, 2005 to January 31, 2006, and Marcum & Kliegman LLP** has served as our independent auditor since February 1 2006. The pre-approved fees billed by such accountants to the Company are set forth below:


--------------------------------------------------------------------------------
                                Fiscal year ended          Fiscal year ended
                                December 31, 2006           December 31, 2005
--------------------------------------------------------------------------------
Audit Fees(1)                      $345,000**                     $150,000*
--------------------------------------------------------------------------------
Audit Related Fees(2)              $0                             $0
--------------------------------------------------------------------------------
Tax Fees(3)                        $0                             $0
--------------------------------------------------------------------------------
All Other Fees(4)                  $0                             $0
--------------------------------------------------------------------------------

(1) Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2) Comprised of assurance services in connection with employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations related to mergers and acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.

(4) Fees related to other filings with the SEC.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IT Group Holdings Inc.
                                    Registrant)


                                    By:   /s/  Charlie Yiasemis
                                    ----------------------------------------
                                    Charlie Yiasemis, President, Chief Executive
                                    Officer, Chief Financial Officer


Dated: April 17, 2007



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


           Signature                        Title                      Date

/s/  Charlie Yiasemis           Chief Executive Officer,          April 17, 2007
----------------------          Chief Financial Officer,
Charlie Yiasemis                President and Director


/s/  Fredrik Verkroost          Chairman of the Board and         April 17, 2007
----------------------          Secretary
Fredrik Verkroost


/s/  William Malenbaum          Director                          April 17, 2007
----------------------
William Malenbaum

/s/  Shmuel Shneibalg           Director                         April 17 , 2007
----------------------
Shmuel Shneibalg

                                  EXHIBIT INDEX
--------------------------------------------------------------------------------
Exhibit Number                   Description

--------------------------------------------------------------------------------
         10.18 Consulting Services Agreement, dated June 13, 2006, between Business Development & Consulting Limited and the Company.
--------------------------------------------------------------------------------
         10.19 Amendment, dated January 25, 2007, to Consulting Services Agreement, dated November 1, 2005, between Carmenna Limited and ITPLC.
--------------------------------------------------------------------------------
         10.20             Performance Bonus Scheme 2007 for Directors &
                           Managers of IT Plc
--------------------------------------------------------------------------------

         10.21             Performance Bonus Scheme 2007 for Employees of IT Plc

--------------------------------------------------------------------------------
         10.22             Director's Services Agreement

--------------------------------------------------------------------------------
         10.23             Director's Services Agreement

--------------------------------------------------------------------------------
         31 Certification of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes Oxley Act of 2002.

--------------------------------------------------------------------------------
         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
--------------------------------------------------------------------------------