Form 10QSB
period 2007-03-31
IT Group Holdings Inc.
filed 2007-05-22
CIK 1081856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

For the quarterly period ended March 31, 2007

Commission File No. 001-14883

IT GROUP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Nevada	16-1728655
(State of incorporation)	(I.R.S. Employer Identification Number)

201 South Biscayne Boulevard, 28th Floor
Miami, Florida 33131
(Address of principal executive offices, including zip code)

011-44-207-216-9000
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

YES ☐ NO ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Common Stock (par value $0.0001 per share)	51,899,814 shares outstanding as of May 14, 2007

IT GROUP HOLDINGS INC.

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS UNAUDITED

IT GROUP HOLDINGS INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
March 31, 2007
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$2,180,607
Accounts receivable, net	1,907,371
Loan and other receivable	447,913
Total current assets	4,535,891

Property and equipment, net	1,964,054
Carrier Deposits	680,950
Deferred financing fees, net	481,766
Total Assets	$7,662,661

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,382,684
Loans from officers and stockholders	59,457
Total current liabilities	2,442,141

Long term debt, net of debt discount of
$635,795 and including accrued interest of $86,260	2,950,465
Total liabilities	5,392,606

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000
shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value, 1,000,000,000
shares authorized; 51,899,814 issued and outstanding	5,190
Additional paid-in capital	3,658,682
Accumulated other comprehensive income	191,411
Accumulated deficit	(1,585,228)
Total stockholders' equity	2,270,055

Total Liabilities and Stockholders' Equity	$7,662,661

See accompanying notes to the condensed consolidated financial statements.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,
	2007	2006

Revenue	$6,077,531	$5,221,769
Cost of revenue	5,712,194	4,937,558

Gross profit	365,337	284,211

Operating expenses:
Selling, general and administrative	1,220,215	291,004
Depreciation and amortization	41,882	28,862

Total operating expenses	1,262,097	319,866

Loss from operations	(896,760)	(35,655)

Interest income	5,870	9,509
Interest expense	(364,661)	-

Loss before income taxes	(1,255,551)	(26,146)

Income tax benefit	57,943	38,903

Net (loss) income	$(1,197,608)	$12,757

Per share data:
Net (loss) income per common share
Basic and Diluted	$(0.02)	$0.00

Weighted average common shares outstanding
Basic and Diluted	51,899,814	23,500,000

See accompanying notes to the condensed consolidated financial statements.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,197,608)	$12,757
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	41,882	28,862
Deferred income tax	(57,943)	(38,903)
Amortization of deferred financing fees	104,568	-
Amortization of debt discount	150,649	-
Accrued interest on long-term debt	86,260	-
Warrants issued for investor relations	160,000	-
Changes in operating assets and liabilities
Accounts receivable	407,596	(1,441,932)
Carrier deposits	(56,212)	-
Accounts payable and accrued expenses	(117,640)	1,478,987
Net cash (used in) provided by operating activities	(478,448)	39,771

Cash flows from investing activities:
Purchase of property and equipment	(16,329)	(17,533)
Loan and other receivable	1,001	(262,995)
Net cash (used in) investing activities	(15,328)	(280,528)

Cash flows from financing activities:
Repayment of officer and stockholder loans	(1,017)	(89,907)
Proceeds from note payable	-	213,291
Proceeds from convertible promissory notes	3,500,000	-
Repayment of notes payable	(600,000)	-
Cash paid for financing fees	(455,000)	-
Advanced from Green Mountain Capital, Inc.
prior to reverse acquisition May 12, 2006	-	682,000
Net cash provided by financing activities	2,443,983	805,384

Effect of exchange rate changes on cash and cash equivalents	14,911	18,625

Net increase in cash and cash equivalents	1,965,118	583,252
Cash and cash equivalents beginning of period	215,489	695,363
Cash and cash equivalents end of period	$2,180,607	$1,278,615

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$13,200	$-

Supplemental disclosure of non cash investing and financing activities:
Issuance of 3,500,000 warrants with promissory notes payable	$716,271	$-
Granting of 350,000 common stock warrants to private placement agent	$90,112	$-

See accompanying notes to the condensed consolidated financial statements.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of IT Group Holdings Inc. (“IT Group”) and it’s wholly owned operating subsidiary, Internet Telecommunications, Plc ("ITPLC") (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB filed April 17, 2007 and the Company's other filings with the SEC. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

In 1998, ARS Networks, Incorporated was organized under the laws of the State of New Hampshire. Effective September 30, 2004, ARS Networks, Incorporated changed its name from "ARS Networks, Incorporated" to "Green Mountain Capital, Inc." On July 12, 2005, Green Mountain Capital, Inc. changed its state of incorporation from New Hampshire to Nevada by merging into Green Mountain Capital, Inc., a Nevada corporation, organized for the specific purpose of the change of domicile. On January 12, 2006 Green Mountain Capital, Inc. entered into a Share Exchange Agreement to acquire Internet Telecommunications, Plc, a corporation formed under the laws of England and Wales ("ITPLC"). Green Mountain Capital, Inc. acquired ITPLC on May 12, 2006 under a Share Exchange Agreement. Pursuant to the Share Exchange Agreement, the Company acquired all of the issued and outstanding shares of common stock of ITPLC in exchange for 22.5 million newly issued restricted shares of the Company common stock and 3.2 million warrants of the Company. Each warrant allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00 and is exercisable through January 9, 2011 for up to a maximum total of 3.2 million common shares.

In connection with the January 12, 2006 share exchange agreement the Company also granted an additional 2.1 million warrants. Each warrant allows the holder thereof to purchase one share of common stock of the Company at an exercise price of $1.00 and is exercisable through January 9, 2011.

The issuance of the 22.5 million common shares of the Company described above represented approximately 65.6% of the issued and outstanding shares of the Company at the time and date of issuance. Because ITPLC's owners as a group retained or received the larger portion of the voting rights in the combined entity and the Company's senior management represents a majority of the senior management of the combined entity, the Company was considered the acquirer for accounting purposes and has accounted for the exchange transaction as a recapitalization of ITPLC. At the time of the acquisition, the Company had minimal assets and limited operations. The assets, liabilities and the historical operations that are reflected in the financial statements subsequent to the merger are those of ITPLC and have been recorded at their historical cost. The Company previously reported under a fiscal year end that ended on January 31. As of the date of the recapitalization the Company has adopted the fiscal year end of ITPLC which is December 31.

Green Mountain Capital, Inc. changed its name to IT Group Holdings Inc. effective February 26, 2007.

Through its subsidiary ITPLC, a licensed telecommunications carrier/operator in the United Kingdom, the Company became a telecommunications services provider offering line rental, associated voice minutes and value-added services in the deregulated United Kingdom telecommunications market. Prior to the acquisition of ITPLC, the Company had no business operations or revenues. The Company’s operations are presently centered on the activities of ITPLC. The Company’s principal office in the United Kingdom is located at 46 Clerkenwell Close, London EC1R 0AT, United Kingdom.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The Company incurred a net loss of $1,197,608 for the 3-month period ended March 31, 2007, which includes $485,416 of non-cash charges resulting from $41,882 of depreciation and amortization; $150,649 for the accretion of debt discount, $104,568 of amortization of deferred financing fees, $86,260 of accrued interest on long-term debt, $160,000 of investor relations paid through the granting of 500,000 warrants offset by $57,943 income taxes benefit. The Company had working capital of $2,093,750 at March 31, 2007.

In January 2007, the Company arranged working capital financing of $3,045,000 net of financing costs through the issuance of $3,500,000 of 12% promissory notes expiring September 30, 2008 and 3,850,000 warrants (including placement agent warrants) priced at $0.18.

The financing was raised to meet the Company’s anticipated working capital requirements to achieve its business plan objectives, and in February 2007 the Company repaid the $600,000 of short-term 10% promissory notes raised on November 21, 2006 together with $13,200 in interest charges.

There can be no assurance that the Company can continue to raise additional funds on terms that are acceptable or available at all. The inability to raise necessary funds may have a material adverse effect on the Company’s consolidated financial position, results of operations and cashflows.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IT Group Holdings and its wholly owned subsidiary ITPLC. All significant intercompany accounts and transactions have been eliminated at consolidation.

Loss Per Common Share

Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of March 31, 2007 and 2006 not included in basic and diluted net loss per share is as follows:

	As of March 31,
	2007	2006

Warrants to purchase common stock	10,510,000	—

Deferred Financing Fees

Loan origination fees and other costs incurred arranging financing are capitalized as deferred financing fees. The costs are amortized over the respective lives of the obligations. Deferred financing fees totaled $545,112 less related accumulated amortization of $63,346 at March 31, 2007, and are classified as deferred financing fees, net, in the accompanying unaudited condensed consolidated balance sheet.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock, warrants and stock appreciation rights. Under SFAS 123R, SBP awards result in compensation cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

As of March 31, 2007, the Company has no unvested options. The Company did not grant any options to employees during the 3-month period to March 31, 2007. The adoption of SFAS 123R did not affect the Company’s condensed consolidated financial position, results of operations or cash flows for the 3-month period to March 31, 2007, but may have a material impact if options are granted in the future.

In January and February 2007, the Company granted an aggregate of 350,000 warrants to the private placement agents in connection to the promissory notes aggregating $3.5 million. The warrants are exercisable at $0.18 per share, are fully vested and have a life of 5 years. The warrants were valued using the Black Scholes option model and as a result the Company capitalized $90,112 to deferred financing fees and is amortizing the cost over the term of the notes.

On February 9, 2007 the Company entered into an agreement with Aurelius Consulting Group (an affiliate of RedChip Companies) for investor relations services at the monthly fee of $8,000 and granted 250,000 warrants with an exercise price of $0.30 and 250,000 warrants with an exercise price of $0.50 expiring February 9, 2012. The Company incurred a stock based compensation charge of approximately $160,000.

The assumptions used in the Black-Scholes-Option-Pricing-Model to calculate the estimated fair value of the warrants are as follows:

Risk Free Rate	4.98 - 5.03
Expected Life of Warrants	5 years
Expected Volatility of Warrants (Based on historical volatility)	425 - 434
Expected Dividend Yield of Stocks	0.00

Prior to the adoption to SFAS No, 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company’s stock based awards had been determined in accordance with the fair market value method described therein. The Company had previously adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions such as retirement and change of control.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair market value of stock options granted on a prospective basis over the vesting period in the condensed consolidated statements of operations. The Company had no outstanding employee stock options at March 31, 2007. The Company did not grant any options during the 3-month periods to March 31, 2007 and March 31, 2006.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiary is the Pound Sterling. The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars using year-end exchange rates and the related translation adjustments are recorded as a separate component of other accumulated comprehensive income (loss). Revenue and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Gains and losses resulting from foreign currency transactions are recorded within the condensed consolidated statement of operations when recognized.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions. Other comprehensive income for the 3-months periods ended March 31, 2007 and 2006 consists of foreign currency translation adjustments of $26,528 and $7,910, respectively.

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not have any effect on reported net (loss) income for any periods presented.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.” (“SFAS 155”) SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the provisions of this statement prospectively to new instruments. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits subsequent measurement of each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued subsequent to November 15, 2007. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Effective January 1, 2007, the Company adopted SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Effective January 1, 2007, the Company adopted EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. . The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's  condensed consolidated financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted the EITF consensus on Issue No. 06-3 ("EITF 06-03"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND OTHER RECEIVABLE

On February 1, 2006, the Company entered into an agreement with Flat Rate Telecom Ltd. (“Flat Rate”). The agreement provides for cash advances in the amount of $195,860 (100,000 £Sterling). The agreement also provides for ITPLC’s standard commercial reseller (service provider) agreement with Flat Rate for the sale of wholesale line rental and associated voice minutes. The agreement runs for a period of 12 months and was renewed for a further 12 month period to January 31, 2008. The Company bills Flat Rate based on predetermined prices as defined in the reseller (service provider) agreement. As of March 31, 2007 the outstanding receivable balance was $152,608. Revenues generated under this agreement during the 3-month period to March 31, 2007 and 2006 were approximately $26,190 and $0, respectively. The advance is non interest bearing and is currently in default under the terms of the agreement. The Company has not established a reserve as of March 31, 2007 as the balance was deemed fully collectible by the Company.

In connection with its purchase of the Nokia DX220 switch in December 2005, the Company entered into a management agreement with Cape Management for marketing and development services. The Company is currently paying $9,844 (5,000 £Sterling) per month to Cape Management under this agreement. ITPLC has an outstanding receivable derived from an overpayment of a switch in the amount of $295,305 (150,000 £Sterling) from Cape Management. The companies have agreed that this receivable will be repaid to the Company during 2007 with future billings. The receivable is non interest bearing. The Company has not established a reserve as of March 31, 2007 as the balance was deemed fully collectible by the Company.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:

Line and service rentals and associated voice minute services:
Billed	$393,655
Unbilled	1,697,583
2,091,238
Less: allowance for doubtful accounts	183,867
Total	$1,907,371

Unbilled line and service rentals and services charges represent amounts earned and accrued as receivable from customers for their usage prior to the end of the period. Unbilled service charges are expected to be billed within 1 month of the respective balance sheet date.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade accounts payable	$314,929
VAT tax payable	57,339
Accrued Payroll taxes	67,278
Accrued carrier/operator charges	1,714,820
Accrued professional and other fees	228,318
Total	$2,382,684

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LOANS FROM OFFICERS AND STOCKHOLDERS

As of March 31, 2007, the Company owed $59,457 to its Chief Executive Officer / Director of which $44,457 relates to loans that are unsecured, payable on demand and non-interest bearing. In addition, $5,000 relate to unpaid fees under his director services agreement (Note 12). This loan is unsecured, payable on demand and non-interest bearing.

As at March 31, 2007, the Company owed $5,000 to its Chairman / Director for unpaid fees under his director services agreement. This loan is unsecured, payable on demand and non-interest bearing.

The liabilities for these loans have been included in accounts payable and accrued expenses.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Major Suppliers/Vendor

The Company has secured long-term supply agreements with Resellers (Service Providers) of multiple fixed lines and associated voice minutes that are priced on a fixed cost and least cost routing basis. One supplier accounts for approximately 89% and 56% of the costs of revenue for the 3 months periods to March 31, 2007 and 2006, respectively and 72% of the accounts payable and accrued expenses as of March 31, 2007. As of March 31, 2007, the Company had a deposit of approximately $680,950 paid to the supplier. These deposits are recorded as carrier deposits in the Company’s condensed consolidated balance sheet as of March 31, 2007. The deposit can be increased, reduced or returned to the Company depending on the volume of business with the supplier and their credit rating policy.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND BRIDGE LOAN

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

The $107,941 fair value of the warrants was calculated using the Black-Scholes option valuation model and has been recorded as a debt discount. The debt discount is accredited to interest expense over the life of the debt. For the 3-month period ended March 31, 2007, $76,748 was charged to interest expense.

The $600,000 of bridge notes were fully repaid in February 2007 in addition to $13,200 in interest expense.

On January 1, 2007, the Company completed the sale of $2,475,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders 2,475,000 warrants that are exercisable at $0.18 per share and expire on January 11, 2012. The gross proceeds were recorded net of a debt discount of approximately $503,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $321,750, which was capitalized as deferred financing fees and will be amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock prior to conversion.

On January 17, 2007, the Company completed the sale of $750,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders 750,000 warrants that are exercisable at $0.18 per share and expire January 17, 2012. The gross proceeds were recorded net of a debt discount of $150,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $97,500, which was capitalized and will be amortized over the life of the promissory notes. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days of the average closing price of the Company’s common stock prior to conversion.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND BRIDGE LOAN (Continued)

On February 15, 2007, the Company completed the sale of $275,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders $275,000 warrants that are exercisable at $0.18 per share and expire February 15, 2012. The gross proceeds were recorded net of a debt discount of $63,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $35,750, which was capitalized and will be amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock.

Under the terms of the promissory notes entered into January and February 2007, the Company has agreed to register the underlying shares of the warrants within 120 days from the date of the first closing. If the registration statement is not filed within 180 days after such 120 day period, the Company is obligated to grant an additional 6% of warrants to the note holders; the additional warrants would have identical terms as the original warrants granted. The Company is required to use its best efforts for the registration statement to be declared effective. The Company filed its registration statement on form SB-2 on May 11, 2007, pursuant to this agreement.

In January and February 2007, the Company granted an aggregate of 350,000 warrants to the private placement agents in connection to the promissory notes aggregating $3.5 million. The warrants are exercisable at $0.18 per share, are fully vested and have a life of 5 years. The warrants were valued using the black scholes option model and as a result the Company will capitalize $90,112 to deferred financing fees and will amortize the cost over the term of the notes.

In connection with the $3,500,000 of promissory note financing during January and February 2007, the Company incurred financing fees of $455,000 and granted 350,000 warrants to the private placement agent for services provided. The warrants are exercisable at $0.18 per share, have a life of five years and carry a cashless exercise provision. The estimated fair value of the warrants is $90,112 using the Black-Scholes option valuation model. The total financing cost of $545,112 has been capitalized as a deferred financing fee and is being amortized to interest expense over the term of the promissory notes. For the 3-month period ended March 31, 2007, the Company has amortized $63,346 to interest expense.

NOTE 10 - COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS

Employment Agreements

On August 8, 2006 and May 12, 2006 respectively, the Company entered into an agreement with its Chief Executive Officer, and Chairman to provide director services. The agreement provides for compensation of $2,500 per month to each individual and was increased to $5,000 per month on January 1, 2007. The agreement has a term of two years.

ITPLC has entered into an employment contract with its Chief Executive Officer, and its Technical Director each of which is for a five-year term that expires on December 31, 2008. The contracts will automatically renew unless terminated by either party. The contracts provide for a minimum annual salary, adjusted, at the option of ITPLC, for cost-of-living, performance, and the profitability of ITPLC. In addition, ITPLC may, in its discretion, provide the individual a car with total purchase price, including tax and United Kingdom value added tax, not to exceed 20,000 sterling pounds ($39,374 at March 31, 2007) for use in the performance of duties and replaced every three years.

The minimum annual commitment, excluding the value of the car and any other incentives, under these contracts is as follows:

Years	Amount
2007	$253,500
2008	253,500
Total	$507,000

In January 2007, the Company adopted performance bonus plans, one of which is for directors and managers of ITPLC (six individuals as of January 2007) and one of which is for ITPLC’s employees (eight individuals as of January 2007). Bonuses are based on the increase in gross margin from buying and selling line rental, associated voice minutes and related services (based on increases in the current period gross margin over the gross margin in the corresponding prior period).

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS (Continued)

Consulting Agreements and Related Party Transactions

During October 2006, the Company entered into a consulting service agreement for marketing, development, and investment planning services for a monthly fee of $12,500. The services provided under this agreement shall be ongoing unless terminated by either party giving no less than six months notice in writing or unless terminated earlier.

On November 1, 2005, ITPLC entered into a consulting agreement with Carmenna Limited, which is 80% owned by the Chairman of the Company. This agreement was further amended and extended on January 25, 2007. Pursuant to such agreement, Carmenna Limited agreed to provide certain consulting services to ITPLC in consideration for a minimum fee of £1,000 per month ($1,969 at March 31, 2007). The agreement was extended effective February 1, 2007 at a monthly rate of £Sterling 5,000 per month ($9,844 at March 31, 2007). The agreement will expire on December 31, 2008, with an early termination provision by either party on six months’ notice.

On November 1, 2005, the Company entered into a consulting and support services agreement with Business Development & Consulting Limited, of which the Chairman is one of its beneficiaries. The agreement provides for strategy, planning and finance support at a monthly fee of $10,000, and can be terminated by either party on six months’ notice. The Company paid $30,000 and $37,500 during the three months ended March 31, 2007 and 2006, respectively, pursuant to this agreement.

On February 9, 2007 the Company entered into an agreement with Aurelius Consulting Group (an affiliate of RedChip Companies) for investor relations services at the monthly fee of $8,000 and granted 250,000 warrants with an exercise price of $0.30 and 250,000 warrants with an exercise price of $0.50 expiring February 9, 2012. The Company will incurred a stock based compensation charge of approximately $160,000.

Other

On October 13, 2006, Marcum & Kliegman LLP (“M&K”), the Company’s independent registered public accounting firm, advised us that they had been requested by the SEC to furnish to the SEC specified financial and other documents for the Company in M&K’s possession and control, as well as financial and other documents for three other unrelated companies. M&K has cooperated fully with the SEC in its response to this request.

NOTE 11 - STOCKHOLDERS’ EQUITY

Warrants

On November 9. 2006, the Company granted warrants to purchase 200,000 shares of common stock at an exercisable price of $1.00 per share to Strategic Growth International, Inc. for settlement of accrued consulting fees. These warrants were valued at $39,960 using the Black-Scholes option pricing model. The warrants expire on May 9, 2009.

On November 14, 2006, the Company entered into a promissory note agreement aggregating $600,000. The promissory notes have a stated interest rate of 10% per annum and mature on March 31, 2007. The promissory notes were repaid with interest in February 2007. In connection with the promissory notes the Company also granted 600,000 common stock purchase warrants. The warrants are exercisable at $0.25 per share, have a life of three years and carry a cashless exercise provision.

On January 11, 2007, the Company entered into a promissory note agreement aggregating $3,500,000. The promissory notes have a stated interest rate of 12% per annum and mature on September 30, 2008. In connection with the promissory notes the Company also granted 3,500,000 common stock purchase warrants. The warrants are exercisable at $0.18 per share, have a life of three years and carry a cashless exercise provision.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

The following tables illustrate the Company's warrant issuances and balances outstanding as of, and during the 3-month period ending March 31, 2007 and prior years:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2007	6,160,000	$0.92
Granted	4,350,000	$0.21
Expired	-	-
Exercised	-	-
Outstanding at March 31, 2007	10,510,000	$0.63

The following is additional information with respect to the Company's warrants as of March 31, 2007:

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE
Exercise Price	Number of Outstanding Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Warrants	Weighted Average Exercise Price
$0.18	3,850,000	4.8 years	$0.18	3,850,000	$0.18
$0.30	250,000	4.9 years	$0.30	250,000	$0.30
$0.50	250,000	4.9 years	$0.50	250,000	$0.50
$0.25	660,000	3.85years	$0.25	660,000	$0.25
$1.00	5,500,000	3.85years	$1.00	5,500,000	$1.00
	10,510,000			10,510,000

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GEOGRAPHIC INFORMATION

The Company operates entirely in one industry segment, the telecommunications market. The Company’s geographic data for operations for the years ended December 31 are as follows:

Revenues	3 months to March 31, 2007	3 months to March 31, 2006
United States	$-	$-
United Kingdom	6,077,531	5,221,769
Revenues	$6,077,531	$5,221,769

(Loss) Income from Operations

United States	$(457,819)	$-
United Kingdom	(438,941)	(35,655)
(Loss) Income from Operations	$(896,760)	$(35,655)

Identifiable assets
United States	$482,076	$-
United Kingdom	7,180,585	5,952,039
Identifiable assets	$7,662,661	$5,952,039

NOTE 13 - Uncertain Tax Positions

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The company recognized $????? of interest expense related to unrecognized tax benefits for the first quarter of 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2002. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2002 - Present
United Kingdom	2004 - present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Fiscal Quarters ended March 31, 2007 and March 31, 2006

Revenues. For the three-month period ended March 31, 2007, revenues increased to $6,077,531 from $5,221,769 for the same period in 2006, an increase of $855,762 or 16%. Such increase is attributable to a higher number of customers in general and the addition of resellers (service providers).

For our fiscal 2007 first quarter ending March 31, 2007, our customers were primarily residential, business end-users and an increasing number of resellers (service providers) following the Company’s decision to become a predominantly wholesale supplier of line rental and associated voice minutes. As a consequence, the existing residential and business end-user base was retained and growth is now obtained from resellers selling to residential, business end-users, and carriers. Approximately 70% of our end-user customers are small to medium sized businesses with the remainder percentage being residential consumers. During our fiscal 2007 first quarter, there was no single customer representing more that 5% of our revenues for that period.

Gross Profit. Gross profit was $365,337 for the three month period ended March 31, 2007, compared to a gross profit of $284,211 for the same period in 2006, representing an increase of $81,126 or 29% over the previous period. Gross margins of approximately 6% in the 3-month period ended March 31, 2007, compared to a gross margin of approximately 5.4% in the comparable period in the prior year. The gross margin was not as high as anticipated due to conversion and transfer costs of subscriber lines and channels between carriers caused by delays in bringing the newly acquired switch into service. We estimate that gross margins will steadily improve from the second quarter of 2007 with the scheduled conversion of existing and new customers to the new switch and the addition of value-added services contributing to estimated higher margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $1,220,215 for the three month period ended March 31, 2007, from $291,004 for the three month period ended March 31, 2006. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 20.1% during our fiscal 2007 first quarter compared to 5.6% during the comparable quarter in 2006.

The increases are due to approximately $160,000 of costs related to the issue of 500,000 warrants, $190,822 for the provision of bad and doubtful debts, $437,000 for additional legal, professional and filing fees for the newly merged publicly traded company, approximately $24,052 for additional rent, rates, service and repair charges; approximately $64,363 for additional investor relations expenses, $30,326 for additional telecommunications costs and approximately $42,000 for Director fees. Salaries increased by approximately $72,913 to $235,506.

Depreciation and Amortization Expense. Depreciation and amortization expense increased from approximately $28,862 in the three months ended March 31, 2006 to approximately $41,882 for the comparable period in 2007. The increase is primarily due to the purchase of additional telecommunications equipment.

Interest Expense. Interest expense increased from $0 in the three months ended March 31, 2006 to $364,661 in the comparable period in fiscal 2007. This increase was due primarily to accruals for interest charges on $3,500,000 principal amount of our 12% promissory notes and the related accretion of debt discount and amortization of deferred financing fees for the period January 11 to March 31, 2007.

Net loss. Our net loss for the three months ended March 31, 2007 was $1,197,608 compared to a net profit of $12,757 for the three months ended March 31, 2006. The increase is primarily due to an increase in selling, general and administrative expenses as well as an increase in interest expenses as mentioned above.

Liquidity and Capital Resources

As of March 31, 2007, we had cash and cash equivalents of $2,180,607 and carrier deposits of $680,950.

Cash and cash equivalents generally consist of cash and money market funds.

The Company incurred a net loss of $1,197,608 for the quarter ended March 31, 2007, and a net profit of $12,757 for the comparable period in 2006. The Company's current assets exceeded its current liabilities by $2,093,750 at March 31, 2007.

On January 11, 2007, the Company completed the sale of $2,475,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders 2,475,000 warrants that are exercisable at $0.18 per share and expire on January 11, 2012. The gross proceeds were recorded net of a debt discount of approximately $503,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $321,750, which was capitalized as deferred financing fees and is being amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock prior to conversion.

On January 17, 2007, the Company completed the sale of $750,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders 750,000 warrants that are exercisable at $0.18 per share and expire January 17, 2012. The gross proceeds were recorded net of a debt discount of $150,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the note. The Company paid the private placement agents a cash fee of $97,500, which was capitalized and  is being amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days of the average closing price of the Company’s common stock prior to conversion.

On February 12, 2007, the Company completed the sale of $275,000 of promissory notes. The notes mature on September 30, 2008 and have a stated interest rate of 12% per annum. The Company also granted to the note holders $275,000 warrants that are exercisable at $0.18 per share and expire February 15, 2012. The gross proceeds were recorded net of a debt discount of $63,000 for the value of the warrants. The debt discount was calculated using the black scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the notes. The Company paid the private placement agents a cash fee of $35,750, which was capitalized and is being amortized over the life of the promissory note. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock.

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

In connection with the $3,500,000 of promissory note financing the Company incurred fees of $455,000 and granted 350,000 warrants to the private placement agent for services provided. The warrants are exercisable at $0.18 per share, have a life of five years and carry a cashless exercise provision. The estimated fair value of the warrants is $90,112 using the Black-Scholes option valuation model. The total cost of $545,112 has been capitalized as a deferred financing fee and is being amortized to interest expense over the term of the promissory notes. For the 3-month period ended March 31, 2007, the Company has amortized $63,346 to interest expense.

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

Critical Accounting Policies and Estimates

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, equity based transactions and foreign currency translation.

Stock Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in compensation cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model.

As of March 31, 2007, the Company has no unvested options. The Company did not grant any options to employees during the 3-month period to March 31, 2007. The adoption of SFAS 123R did not affect the Company’s condensed consolidated financial position, results of operations or cash flows for the 3-month period to March 31, 2007, but may have a material impact if options are granted in the future.

In January and February 2007, the Company granted an aggregate of 350,000 warrants to the private placement agents in connection to the promissory notes aggregating $3.5 million. The warrants are exercisable at $0.18 per share, are fully vested and have a life of 5 years. The warrants were valued using the Black Scholes option model and as a result the Company capitalized $90,112 to deferred financing fees and is amortizing the cost over the term of the notes.

On February 9, 2007 the Company entered into an agreement with Aurelius Consulting Group (an affiliate of RedChip Companies) for investor relations services at the monthly fee of $8,000 and granted 250,000 warrants with an exercise price of $0.30 and 250,000 warrants with an exercise price of $0.50 expiring February 9, 2012. The Company incurred a stock based compensation charge of approximately $160,000.

Prior to the adoption to SFAS No, 123R, SFAS No. 123 required that the Company provide pro-forma information regarding net earnings and net earnings per share as if the Company’s stock based awards had been determined in accordance with the fair market value method described therein. The Company had previously adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”, requiring quarterly SFAS No. 123 pro-forma disclosure. The pro-forma change for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions such as retirement and change of control.

The Company is using the modified prospective method. The impact of this statement will require the Company to record a charge for the fair market value of stock options granted on a prospective basis over the vesting period in the condensed consolidated statements of operations. The Company had no outstanding employee stock options at March 31, 2007. The Company did not grant any options during the 3-month periods to March 31, 2007 and March 31, 2006.

Foreign Currency Translation. The functional currency of the Company’s foreign subsidiary is the Pound Sterling. The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of the Company’s foreign subsidiary are translated into U.S. dollars using year-end exchange rates and the related translation adjustments are recorded as a separate component of other accumulated comprehensive income (loss). Revenue and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Gains and losses resulting from foreign currency transactions are recorded within the condensed consolidated statement of operations when recognized.

Income Taxes. Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires Companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Recently Issued Accounting Pronouncements

Effective January 1, 2007, the Company adopted SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 150.” (“SFAS 155”) SFAS No. 155 (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies that certain instruments are not subject to the requirements of SFAS 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that may contain an embedded derivative requiring bifurcation, (d) clarifies what may be an embedded derivative for certain concentrations of credit risk and (e) amends SFAS 140 to eliminate certain prohibitions related to derivatives on a qualifying special-purpose entity. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company will apply the provisions of this statement prospectively to new instruments. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Effective January 1, 2007, the Company adopted SFAS No. 156, Accounting for Servicing of Financial Assets (SFAS No. 156). SFAS No. 156 amends SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to require all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. SFAS No. 156 also permits subsequent measurement of each separate class of servicing assets and liabilities at fair value rather than at the lower of cost or market. For those companies that elect to measure their servicing assets and liabilities at fair value, SFAS No. 156 requires the difference between the carrying value and fair value at the date of adoption to be recognized as a cumulative effect adjustment to retained earnings as of the beginning of the fiscal year in which the election is made. SFAS No. 156 is effective for the first fiscal year beginning after September 15, 2006. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued subsequent to November 15, 2007. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Effective January 1, 2007, the Company adopted SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

Effective January 1, 2007, the Company adopted EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of considerationand the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. . The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 159 is effective for the Company as of the beginning of fiscal year 2008. The adoption of this pronouncement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

Effective January 1, 2007, the Company adopted the EITF consensus on Issue No. 06-3 ("EITF 06-03"), "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The adoption of this pronouncement did not have a material effect on the Company’s condensed consolidated financial position, results of operations, or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk associated with adverse changes in financial and commodity market prices and rates could impact our condensed consolidated financial position, operating results or cash flows. We do not have any variable rate debt instruments and we are not exposed to market risk due to changes in interest rates such as the prime rate and LIBOR.

We have operated primarily in the United Kingdom. Accordingly, we have recorded the effect of foreign currency rate fluctuations in our accounts.

Off-Balance Sheet Arrangements

Except for its operating leases the Company has no off-balance sheet arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

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

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were ineffective as a result of those significant deficiencies and material weaknesses as discussed in the following paragraph.

Our independent registered public accountants have reported to our Board of Directors certain matters involving internal controls that they considered to be reportable conditions and material weaknesses, under standards established by the Public Accounting Oversight Board.

The first reportable condition identified relates to limited segregation of duties. Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. This constitutes a significant deficiency in financial reporting. In addition, the accounting department does not have the sophistication to critically evaluate and implement accounting principles and at times transactions are recorded improperly and require additional procedures and adjustments to be made by our auditors. We have implemented certain procedures to help minimize the risks associated with this significant deficiency, including using the services of an interim financial and accounting consultant to review, compile and consolidate our financial statements on a quarterly and annual basis. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve our chief executive officer of his current chief financial officer duties.

The second reportable condition identified as a material weakness is the lack of the timely closing of our books and records and the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Controls

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, fairly present in all material respects our financial condition and results of operations.

In order to mitigate the aforementioned significant deficiency and material weakness, in the latter portion of the quarter ended March 31, 2007, we engaged a financial and accounting consultant to oversee the Company's financial reporting. We anticipate that the improvements in our disclosure controls and procedures will be reflected in future quarters.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 4 - LEGAL PROCEEDINGS.

Other than as set forth below, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

On October 13, 2006, Marcum & Kliegman LLP (“M&K”), the Company’s independent registered public accounting firm, advised us that they had been requested by the SEC to furnish to the SEC specified financial and other documents for the Company in M&K’s possession and control, as well as financial and other documents for three other unrelated companies. M&K has cooperated fully with the SEC in its response to this request.

ITEM 5 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) On November 30, 2006, our board of directors unanimously approved the amendment to our Articles of Incorporation to change the name of the Company from Green Mountain Capital Inc. to IT Group Holdings Inc., and on December 22, 2006, unanimously approved the amendments to our Articles of Incorporation reducing the number of shares of common stock and preferred stock that we are authorized to issue from 10,250,000,000, par value $.0001 per share, to 1,010,000,000 shares, par value $.001 per share, by reducing the authorized common stock from 10,000,000,000 shares of common stock, par value $.0001 per share, to 1,000,000,000 shares, par value $.0001 per share, and by reducing the authorized preferred stock from 250,000,000 shares of preferred stock, par value $.0001 per share, to 10,000,000 shares, par value $.0001 per share. Our Company on November 30, 2006 received the written consent to the amendment to change our name from shareholders of our company holding a majority of the outstanding shares of our common stock, and on December 22, 2006, received the written consent to the amendments to reduce the number of shares of common stock and preferred stock that we are authorized to issue from shareholders holding a majority of the outstanding shares of our common stock.

(c) Shareholders holding 23,500,000 shares of our common stock, or 51%, of the 45,899,814 then issued and outstanding shares of our common stock approved the proposal to amend the Articles of Incorporation to change the Company’s name from Green Mountain Capital, Inc. to IT Group Holdings Inc. Shareholders holding 28,125,000 shares of our common stock, or 54%, of the 51,899,814 then issued and outstanding shares of our common stock approved the proposal to amend the Articles of Incorporation to reduce the number of shares of common stock and preferred stock that we are authorized to issue. The following is the result of stockholder action on the proposals to change the Company’s name and reduce the number of authorized shares:

Proposal	Shares in Favor	Shares Against	Abstentions/ Broker Nonvotes

Change the name of the Company from Green Mountain Capital, Inc. to IT Group Holdings Inc.	23,500,000	—	—

Reduce the number of shares of common and preferred stock the Company is authorized to issue	28,125,000	—	—

ITEM 6 - EXHIBITS

3.1a	Form of Restated Articles of Incorporation.

3.2a	Certificate of Amendment filed February 21, 2007.

31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IT GROUP HOLDINGS INC. (Registrant)

By:	/s/ Charlie Yiasemis
Charlie Yiasemis President, Chief Executive Officer and Chief Financial Officer
May 22, 2007