Form 10QSB
period 2007-06-30
IT Group Holdings Inc.
filed 2007-08-17
CIK 1081856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

FORM 10-QSB

For the quarterly period ended June 30, 2007

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

YES ☐ NO ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practical date.

Title of Class	Number of Shares Outstanding
Common Stock (par value $0.0001 per share)	51,899,814 shares outstanding as of August 14, 2007

IT GROUP HOLDINGS INC. AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS UNAUDITED

IT GROUP HOLDINGS INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
June 30 2007
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,745,968
Accounts receivable, net	1,697,650
Loan and other receivable	454,860
Total current assets	5,898,478

Property and equipment, net	2,084,142
Carrier Deposits	750,489
Deferred financing fees, net	404,445
Total Assets	$9,137,554

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$4,635,140
Loans from officers and stockholders	57,068
Total current liabilities	4,692,208

Long term debt, net of debt discount of
$536,931	2,963,069
Total liabilities	7,655,277

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000,000
shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value, 1,000,000,000
shares authorized; 51,899,814 issued and outstanding	5,190
Additional paid-in capital	3,658,682
Accumulated other comprehensive income	264,460
Accumulated deficit	(2,446,055)
Total stockholders' equity	1,482,277

Total Liabilities and Stockholders' Equity	$9,137,554

See accompanying notes to the condensed consolidated financial statements.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue	$6,062,650	$5,360,719	$12,140,181	$10,722,192
Cost of revenue	5,720,067	4,817,378	11,432,261	9,874,137

Gross profit	342,583	543,341	707,920	848,055

Operating expenses:
Selling, general and administrative	939,847	507,667	2,160,062	954,022
Depreciation and amortization	22,777	26,670	64,659	53,840

Total operating expenses	962,624	534,337	2,224,721	1,007,862

(Loss)/income from operations	(620,041)	9,004	(1,516,801)	(159,807)

Interest income	30,128	9,465	35,998	19,172
Interest expense	(270,914)	-	(635,575)	-

(Loss)/income before income taxes	(860,827)	18,469	(2,116,378)	(140,635)

Income tax benefit (expense)	-	(26,849)	57,943	(52,538)

Net loss	$(860,827)	$(8,380)	$(2,058,435)	$(193,173)

Per share data:
Net loss per common share
Basic and Diluted	$(0.02)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding
Basic and Diluted	51,899,814	31,957,244	51,899,814	27,751,984

See accompanying notes to the condensed consolidated financial statements.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2007	2006
Cash flows from operating activities:
Net loss	$(2,058,435)	$(193,173)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	64,659	53,840
Deferred income tax	(57,943)	3,578
Amortization of deferred financing fees	181,889	-
Amortization of debt discount	249,513	-
Accrued interest on long-term debt	190,973	-
Warrants issued for investor relations	160,000	-
Changes in operating assets and liabilities
Accounts receivable	652,546	(534,246)
Prepaid expenses	-	(15,772)
Carrier deposits	(112,276)	(33,417)
Accounts payable and accrued expenses	1,833,548	87,422
Net cash provided by (used in) operating activities	1,104,474	(631,768)

Cash flows from investing activities:
Purchase of property and equipment	(84,314)	(19,664)
Loan and other receivable	2,544	(150,700)
Net cash used in investing activities	(81,770)	(170,364)

Cash flows from financing activities:
Proceeds from officer and stockholder loans	-	6,399
Repayment of officer and stockholder loans	(4,482)	-
Proceeds from note payable	-	200,000
Proceeds from convertible promissory notes	3,500,000	-
Repayment of notes payable	(600,000)	-
Cash paid for financing fees	(455,000)	-
Advanced from Green Mountain Capital, Inc.
prior to reverse acquisition May 12, 2006	-	882,000
Net cash provided by financing activities	2,440,518	1,088,399

Effect of exchange rate changes on cash and cash equivalents	67,257	(28,906)

Net increase in cash and cash equivalents	3,530,479	257,361
Cash and cash equivalents beginning of period	215,489	695,363
Cash and cash equivalents end of period	$3,745,968	$952,724

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$36,379
Cash paid for interest	$13,200	$-

Supplemental disclosure of non cash investing and financing activities:
Issuance of stock upon conversion of convertible promissory notes	$-	$1,512,058
Issuance of 3,500,000 warrants with promissory notes payable	$716,271	$-
Issuance of 350,000 common stock warrants to placement agent	$90,112	$-

See accompanying notes to the condensed consolidated financial statements.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of IT Group Holdings Inc. (“IT Group”) and it’s wholly owned operating subsidiary, Internet Telecommunications, Plc ("ITPLC") (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. In the opinion of management, such statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. Pursuant to the requirements of the Securities and Exchange Commission (the "SEC") applicable to quarterly reports on Form 10-QSB, the accompanying financial statements do not include all the disclosures required by GAAP for annual financial statements. These unaudited interim condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Form 10-KSB filed April 17, 2007 and the Company's other filings with the SEC. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The unaudited condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The Company incurred a net loss of $2,058,435 for the six months ended June 30, 2007, which includes $969,165 of non-cash charges resulting from $64,659 of depreciation and amortization, $180,074 from the write-off of debtor amounts, $249,513 for the accretion of debt discount, $181,889 of amortization of deferred financing fees, $190,973 of accrued interest on long-term debt, $160,000 of investor relations paid through the granting of 500,000 warrants offset by $57,943 of deferred income tax benefit. The Company had working capital of $1,206,270 at June 30, 2007.

In January 2007, the Company arranged working capital financing of $3,045,000 net of financing costs through the issuance of $3,500,000 of 12% promissory notes maturing on September 30, 2008 and 3,850,000 warrants (including placement agent warrants) priced at $0.18.

The financing was raised to meet the Company’s anticipated working capital requirements to achieve its business plan objectives, and in January 2007 the Company repaid the $600,000 of short-term 10% promissory notes raised on November 21, 2006 together with $13,200 in interest charges.

There can be no assurance that the Company can continue to raise additional funds on terms that are acceptable or available at all. The inability to raise necessary funds may have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IT Group Holdings Inc. and its wholly owned operating subsidiary ITPLC. All significant inter-company accounts and transactions have been eliminated at consolidation.

Loss Per Common Share

Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of June 30, 2007 and 2006 not included in basic and diluted net loss per share is as follows:

	As of June 30,
	2007	2006

Warrants to purchase common stock	10,510,000	—

Deferred Financing Fees

Loan origination fees and other costs incurred arranging financing are capitalized as deferred financing fees. The costs are amortized over the respective lives of the obligations. Deferred financing fees totaled $545,112 less related accumulated amortization of $140,667 at June 30, 2007, and are classified as deferred financing fees, net, in the accompanying unaudited condensed consolidated balance sheet.

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

As of June 30, 2007, the Company had no outstanding employee stock options. The Company did not grant any options to employees during the six months ended June 30, 2007 and 2006. The adoption of SFAS 123R did not affect the Company’s condensed consolidated financial statements, for the periods ended June 30, 2007 and 2006, but may have a material impact if options are granted in the future.

In January and February 2007, the Company granted an aggregate of 350,000 warrants to private placement agents in connection with promissory notes aggregating $3.5 million. The warrants are exercisable at $0.18 per share, are fully vested and have a life of 5 years. The warrants were valued using the Black Scholes option model and as a result the Company capitalized $90,112 to deferred financing fees and is amortizing the cost over the term of the notes.

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

The assumptions used in the Black-Sholes Option Pricing Model to calculate the estimated fair value of the warrants are as follows:

Risk Free Rate	4.98-5.03%
Expected Life of Warrants	5 years
Expected Volatility of Warrants (based on historical volatility)	425-434%
Expected Dividend Yield of Stocks	0.00

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net losses and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions. Comprehensive income (loss) for the three and the six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Net loss	$(860,827)	$(8,380)	$(2,058,435)	$(193,173)
Other comprehensive income (foreign currency translation adjustments)	73,049	142,511	99,577	150,421
Comprehensive income (loss)	$(787,778)	$(134,131)	$(1,958,858)	$(42,752)

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

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments”. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not have any effect on reported net loss for any periods presented.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND OTHER RECEIVABLE

On February 1, 2006, the Company entered into an agreement with Flat Rate Telecom Ltd. (“Flat Rate”). The agreement provides for cash advances in the amount of $200,610 (100,000 £Sterling). The agreement also provides for the Company's standard commercial reseller (service provider) agreement with Flat Rate for the sale of wholesale line rental and associated voice minutes. The agreement runs for a period of 12 months and was renewed for a further 12 month period to January 31, 2008. The Company bills Flat Rate based on predetermined prices as defined in the reseller (service provider) agreement. As of June 30, 2007 the outstanding receivable balance was $153,945. Revenues generated under this agreement during the three and six months ended June 30, 2007 were approximately $14,605 (7,302 £Sterling)and $24,542, (12,471 £Sterling) respectively, and for the three and six months ended June 30, 2006 were approximately $0 (0 £Sterling) and $7,634 (3,874 £Sterling), respectively. The advance is non interest bearing. The Company has not established a reserve as of June 30, 2007 as the balance was deemed fully collectible by the Company.

In connection with its purchase of the Nokia DX220 switch on November 1, 2005, the Company entered into a support services agreement with C.A.P.E. Management Ltd (“C.A.P.E.”) on November 8, 2005. The Company is currently paying $11,825 (6,000 £Sterling) per month to C.A.P.E. under this agreement. As at 30 June, 2007, the Company has an outstanding receivable derived from cash advances in connection with a carrier interconnect agreement with C.A.P.E. in the amount of $300,915 (150,000 £Sterling). Subsequent to June 30, 2007, the Company agreed to enter into a new contract based on the existing carrier interconnect agreement with C.A.P.E. for the supply and transport of telecommunications traffic, and C.A.P.E. has agreed that the Company will withhold 20% of the invoiced amounts to set-off against the outstanding receivables balance of $300,915 (150,000 £Sterling) owing to the Company. As a result, it is expected that the receivables outstanding will be repaid within approximately 9 months.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:

Line and service rentals and associated voice minute services:
Billed	$53,496
Unbilled	1,644,154
Total	$1,697,650

Unbilled line and service rentals and services charges represent amounts earned and accrued as receivable from customers for their usage prior to the end of the period. Unbilled service charges are expected to be billed within 1 month of the respective balance sheet date.

A provision was made in the three months ended March 31, 2007 for doubtful debts in the amount of $163,000. An amount of $180,074 has been identified as bad debts and has been written off for the three months ended June 30, 2007, thereby leaving $0 as a provision for doubtful debts going forward.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

Trade accounts payable	$2,331,591
Accrued interest on long-term debt	190,973
Accrued wages payable	41,688
Accrued payroll taxes	60,321
Accrued carrier/operator charges	1,773,832
Accrued professional, other fees and other taxes	236,735
Total	$4,635,140

Sales agents thought to have been dormant have claimed commissions against the Company for business they generated in prior periods amounting to approximately $100,000 (50,000 £Sterling). Upon verification of the claims the Company has made an accrual of $100,000 (50,000 £Sterling) included in the trade accounts payable as of June 30, 2007.

NOTE 7 - LOANS FROM OFFICERS AND STOCKHOLDERS

As of June 30, 2007, the Company owed $57,068 to its Chief Executive Officer / Director, which amount represents loans that are unsecured, payable on demand and non-interest bearing.

During the three and six months ended June 30, 2007, the Company paid $5,000 to its Chairman for unpaid fees under his director services agreement.

NOTE 8 - CONCENTRATION OF CREDIT RISK

Major Suppliers/Vendor

The Company has secured long-term supply agreements with Resellers (Service Providers) of multiple fixed lines and associated voice minutes that are priced on a fixed cost and least cost routing basis. One supplier accounts for approximately 88% and 89% of the costs of revenue for the three and six months ended June 30, 2007, respectively, and approximately 65% and 72% of the costs of revenue for the three and six months ended June 30, 2006, respectively and approximately 44% of the accounts payable as of June 30, 2007. As of June 30, 2007, the Company had a deposit of approximately $750,489 paid to one supplier. These deposits are recorded as carrier deposits in the Company’s condensed consolidated balance sheet as of June 30, 2007. The deposit can be increased, reduced or returned to the Company depending on the volume of business with the supplier and their credit rating policy.

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND BRIDGE LOAN

On November 14, 2006, the Company entered into a bridge note financing agreement aggregating $600,000. The promissory notes have a stated interest rate of 10% per annum and mature on March 31, 2007. The $600,000 of bridge notes were fully repaid in January 2007 in addition to $13,200 in interest expense. In connection with the promissory notes the Company also granted 600,000 common stock purchase warrants. The warrants are exercisable at $0.25 per share, have a life of three years and carry a cashless exercise provision.

The $107,941 fair value of the warrants was calculated using the Black-Scholes option valuation model and has been recorded as a debt discount. The debt discount is accredited to interest expense over the life of the debt. For the three and six month periods ended June 30, 2007, $0 and $70,173, respectively, were charged to interest expense.

On January 11, 2007, the Company completed the sale of $2,475,000 of promissory notes (the "Notes"). The Notes (see also below) are in the aggregate principal amount of $3,500,000, mature on September 30, 2008 and have a stated interest rate of 12% per annum. Interest is payable on February 12, 2008, and at maturity on September 30, 2008. The Company also granted to the note holders 2,475,000 warrants that are exercisable at $0.18 per share and expire on January 11, 2012. The gross proceeds were recorded net of a debt discount of approximately $503,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the Notes. The Company paid the private placement agents a cash fee of $321,750, which was capitalized as deferred financing fees and will be amortized over the life of the Notes. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock prior to conversion.

On January 17, 2007, the Company completed the sale of an additional $750,000 of Notes. The Company also granted to the note holders 750,000 warrants that are exercisable at $0.18 per share and expire January 17, 2012. The gross proceeds were recorded net of a debt discount of $150,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the Notes. The Company paid the private placement agents a cash fee of $97,500, which were capitalized and will be amortized over the life of the Notes. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days of the average closing price of the Company’s common stock prior to conversion.

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE NOTES PAYABLE AND BRIDGE LOAN (Continued)

On February 12, 2007, the Company completed the sale of an additional $275,000 of Notes. The Company also granted to the note holders 275,000 warrants that are exercisable at $0.18 per share and expire February 15, 2012. The gross proceeds were recorded net of a debt discount of $63,000 for the value of the warrants. The debt discount was calculated using the black scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the Notes. The Company paid the private placement agents a cash fee of $35,750, which was capitalized and will be amortized over the life of the Notes. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock.

In the event of default, the Notes and accrued interest will become convertible into shares of the Company’s common stock at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock prior to conversion. Accordingly, since the number of shares of the Company’s common stock, that the Notes and accrued interest may convert into is indeterminate, the Company may not have sufficient authorized shares in the future to settle conversions or exercises of non-employee instruments, such as warrants and non-employee stock options. The embedded conversion option on the Notes, as well as the aforementioned previously issued instruments which are outstanding would be required to be recorded as liabilities at fair value under the guidance of EITF 00-19. EITF 00-19 requires that the fair market value of these derivative instruments be reassessed at each balance sheet date.

For the three and six months ended June 30, 2007, the Company amortized $98,864 and $179,340 of debt discount with respect to the 2007 debt issuances.

Under the terms of the Notes entered into January and February 2007, the Company has agreed to register the shares underlying the warrants. The Company is required to use its best efforts to have the registration statement declared effective. Pursuant to this agreement, the Company filed its registration statement on Form SB-2 on May 11, 2007, and received a comment letter from the SEC on June 8, 2007. The Company intends to file an amendment to this registration statement responding to the SEC’s comments shortly following the filing of this quarterly report.

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

In connection with the $3,500,000 of promissory note financing duing January and February 2007, the Company incurred financing fees of $455,000 and granted 350,000 warrants to the private placement agent for services provided. The warrants are exercisable at $0.18 per share, have a life of five years and carry a cashless exercise provision. The estimated fair value of the warrants is $90,112 using the Black-Scholes option valuation model. The total financing cost of $545,112 has been capitalized as a deferred financing fee and is being amortized to interest expense over the term of the promissory notes. For the six month period ended June 30, 2007, the Company has amortized $140,667 to interest expense (in addition to the amount of $41,222 that was amortized and related to prior years funding.)

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

ITPLC has entered into an employment contract with its Chief Executive Officer, and its Technical Director each of which is for a five-year term that expires on December 31, 2008. The contracts will automatically renew unless terminated by either party. The contracts provide for a minimum annual salary, adjusted, at the option of ITPLC, for cost-of-living, performance, and the profitability of ITPLC. In addition, ITPLC may, in its discretion, provide the individual a car with total purchase price, including tax and United Kingdom value added tax, not to exceed 20,000 sterling pounds ($40,122 at June 30, 2007) for use in the performance of duties and replaced every three years.

The minimum annual commitment, excluding the value of the car and any other incentives, under these contracts is as follows:

Years	Amount

2007	$253,500
2008	253,500

Total	$507,000

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMITMENTS, CONTINGENCIES, AND OTHER AGREEMENTS (Continued)

Employment Agreements (continued)

In January 2007, the Company adopted performance bonus plans, one of which is for directors and managers of ITPLC (six individuals as of January 2007) and one of which is for ITPLC’s employees (eight individuals as of January 2007). Bonuses are based on the increase in gross margin from buying and selling line rental, associated voice minutes and related services (based on increases in the current period gross margin over the gross margin in the corresponding prior period). No bonus payments were made in the three and six months ended June 30, 2007.

Consulting Agreements and Related Party Transactions

During October 2006, the Company entered into a consulting service agreement with Access Line Investments Limited for marketing, development, and investment planning services for a monthly fee of $12,500. The services provided under this agreement shall be ongoing unless terminated by either party giving no less than six months notice in writing or unless terminated earlier.

On November 1, 2005, ITPLC entered into a consulting agreement with Carmenna Limited, which is 80% owned by the Chairman of the Company. Pursuant to such agreement, Carmenna Limited agreed to provide certain consulting services to ITPLC through December 31, 2008 in consideration for a minimum fee of £Sterling 1,000 per month ($2,006 at June 30, 2007). The agreement was extended effective February 1, 2007 through December 31, 2008 with a monthly fixed rate of £Sterling 5,000 per month ($10,031 at June 30, 2007).

On November 1, 2005, the Company entered into a consulting and support services agreement with Business Development & Consulting Limited, of which the Chairman is one of its beneficiaries. The agreement provides for strategy, planning and finance support at a monthly fee of $10,000, and can be terminated by either party on six months’ notice. The Company paid $30,000 for each of the six months ended June 30, 2007 and 2006, respectively, pursuant to this agreement.

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

On November 14, 2006, the Company entered into a promissory note agreement aggregating $600,000. The promissory notes have a stated interest rate of 10% per annum and mature on March 31, 2007. The promissory notes were repaid with interest in February 2007. In connection with the promissory notes the Company also granted 600,000 common stock purchase warrants to the noteholders and 60,000 warrants to the placement agent. The warrants are exercisable at $0.25 per share, have a life of three years and carry a cashless exercise provision.

On January 11, 2007, the Company entered into a promissory note agreement aggregating $3,500,000. The closings under the agreement were on January 11, January 17 and February 12, 2007. The promissory notes have a stated interest rate of 12% per annum and mature on September 30, 2008. In connection with the promissory notes the Company also granted

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCKHOLDERS’ EQUITY (Continued)

Warrants (Continued)

3,500,000 common stock purchase warrants to the noteholders and 350,000 warrants to the placement agent The warrants are exercisable at $0.18 per share, have a life of three years and carry a cashless exercise provision.

On February 9, 2007 the Company entered into an agreement with Aurelius Consulting Group (an affiliate of RedChip Companies) for investor relations services at the monthly fee of $8,000 and granted 250,000 warrants with an exercise price of $0.30 and 250,000 warrants with an exercise price of $0.50 expiring February 9, 2012.

The following tables illustrate the Company's warrant issuances and balances outstanding as of, and during the six months ended June 30, 2007 and prior years:
	Shares Underlying	Weighted Average
	Warrants	Exercise Price

Outstanding at January 1, 2007	6,160,000	$0.92
Granted	4,350,000	0.21
Expired	-	-
Exercised	-	-

Outstanding at June 30, 2007	10,510,000	$0.63

The following is additional information with respect to the Company's warrants as of June 30, 2007:

	WARRANTS OUTSTANDING			WARRANTS EXERCISABLE
		Weighted
		Average	Weighted
	Number of	Remaining	Average	Number of	Weighted
Exercise	Outstanding	Contractual	Exercise	Exercisable	Average
Price	Warrants	Life	Price	Warrants	Exercise Price

$ 0.18	3,850,000	4.55 years	$0.18	3,850,000	$0.18
$ 0.30	250,000	4.65 years	$0.30	250,000	$0.30
$ 0.50	250,000	4.65 years	$0.50	250,000	$0.50
$ 0.25	660,000	3.60 years	$0.25	660,000	$0.25
$ 1.00	5,500,000	3.60 years	$1.00	5,500,000	$1.00

	10,510,000			10,510,000

IT GROUP HOLDINGS INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GEOGRAPHIC INFORMATION

The Company operates entirely in one industry segment, the telecommunications market. The Company’s geographic data for operations for the three and six months ended June 30 are as follows:

Revenues	Three months ended June 30,2007	Three months ended June 30,2006	Six months ended June 30,2007	Six months ended June 30,2006
United States	$-	$-	$-	$-
United Kingdom	6,062,650	5,360,719	12,140,181	10,722,192
Revenues	$6,062,650	$5,360,719	$12,140,181	$10,722.192

(Loss) Income from Operations

United States	$(332,126)	$(413,150)	$(789,945)	$(413,150)
United Kingdom	(287,915)	404,146	(726,856)	253,343
(Loss) Income from Operations	$(620,041)	$9,004	$(1,516,801)	$(159,807)

Identifiable assets	As of June 30, 2007
United States	$404,445
United Kingdom	8,733,109
Identifiable assets	9,137,554

NOTE 13 - Uncertain Tax Positions

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s condensed consolidated financial position and results of operations. At January 1, 2007, the company had no liability for unrecognized tax benefits and no accrual for the payment of related interest and penalties. The Company did not record a cumulative effect adjustment relating to the adoption of FIN 48.

Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying  condensed consolidated statements of operations. Penalties, if any, would be recognized as a component of “Selling, general and administrative expenses”. The Company recognized $0 of interest and penalties expense related to unrecognized tax benefits for the second quarter of 2007. In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 2002. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	2002 - Present
United Kingdom	2004 - present

(a) Includes federal as well as state or similar local jurisdictions, as applicable.

IIEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

Three and six months ended June 30, 2007 and 2006

Revenues.   For the three months ended June 30, 2007, revenues increased to $6,062,650 from $5,360,719 for the same period in 2006, an increase of $701,931 or 13%. For the six months ended June 30, 2007, revenues increased to $12,140,181 from $10,722,192 for the same period in 2006, an increase of $1,417,989 or 13%. Such increase is attributable to a higher number of customers resulting from the addition of resellers (service providers).

For our fiscal 2007 second quarter ending June 30, 2007, our customers were primarily residential, business end-users and an increasing number of resellers (service providers) following the Company’s decision to become a predominantly wholesale supplier of line rental and associated voice minutes. As a consequence, the existing residential and business end-user base succumbed to a higher than expected attrition of users due to aggressive marketing campaigns by retail competitors. However, with our focus on developing the wholesale business, we increased the number of resellers (service providers) selling to residential, business end-users, and carriers.

The growth in connecting new lines was hampered by the ongoing but unresolved discussions with carriers regarding deposits. Whereas the Company has signed new Reseller (Service Provider) agreements to supply their customers with line rental and associated voice minutes, the rate at which we have been able to provision these lines has been curtailed due to carrier demands for large deposits. Negotiations are ongoing and we anticipate these to be resolved in a mutually acceptable way over the next several months to enable us to increase the rate of provisioning new lines, and thereby our revenues growth.

Approximately 70% of our end-user customers are small to medium sized businesses with the remainder percentage being residential consumers. During our fiscal 2007 second quarter, there was no single customer representing more that 5% of our revenues for that period.

A new line of commercial business dealing with non-geographic numbers (NGN) was started in July 2007 using the value-added equipment purchased by the Company in late 2006. This new line of business is running to plan and is expected to achieve gross profits in the range 8% to 15% subject to individual customer contracts. Our intention is to build-up this new line of business with targeted marketing campaigns over the coming months to create market awareness.

Gross Profit.   Gross profit was $342,583 for the three months ended June 30, 2007, compared to a gross profit of $543,341 for the same period in 2006, representing a decrease of $200,758 or 37% over the previous period. We achieved gross margins of approximately 5.7% in the three months ended June 30, 2007, compared to a gross margin of approximately 10.1% in the same period in 2006. For the six months ended June 30, 2007, gross profit was $707,920, compared to a gross profit of $848,055 for the same period in 2006, representing a decrease of $140,135 or 17% over the previous period. Gross margins were approximately 5.8% in the six months ended June 30, 2007, compared to a gross margin of approximately 7.9% in the same period in 2006.

Gross margins were in line with expectations for the six months ended June 20, 2007, and were lower than in the same period in 2006 due to the additional costs of adding Reseller (Service Provider) end-user lines and due to the further delays in putting the switch into service. We estimate gross profits to improve gradually over the next half year in line with revised expectations and with the addition of value-added services contributing to estimated higher margins.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased to $939,847 for the three months ended June 30, 2007, from $507,667 for the same period in 2006. For the six months ended June 30, 2007, selling, general and administrative expenses were $2,160,062 compared to a $954,022 for the same period in 2006. As a percentage of total revenues, the aggregate selling, general and administrative expenses were 15.5% during our fiscal 2007 second quarter compared to 9.5% during the comparable quarter in 2006.

The increases are due to approximately $160,000 of costs related to the issue of 500,000 warrants, to Aurelius Consulting Group, $180,074 for the write off of bad and doubtful debts, $437,000 for additional legal, professional and filing fees for the newly merged publicly traded company, approximately $24,052 for additional rent, rates, service and repair charges; approximately $64,363 for additional investor relations expenses, $30,326 for additional telecommunications costs and approximately $42,000 for Director fees. Salaries increased by approximately $72,913 to $235,506.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased to approximately $22,777 and $64,659 in the three and six months respectively ended June 30, 2007 from approximately $26,670 and $53,840 respectively for the same periods in 2006. The increase is primarily due to the purchase of additional telecommunications equipment.

Interest Expense.   Interest expense increased to $270,914 and $635,575 respectively in the three and six months ended June 30, 2007 from $0 in each of the same periods in 2006. This increase was due primarily to accruals for interest charges on $3,500,000 principal amount of our 12% promissory notes and the related accretion of debt discount and amortization of deferred financing fees for the three and six months ended June 30, 2007.

Net loss.   Our net loss for the three and six months ended June 30, 2007 was $860,827 and $2,058,435 respectively compared to a net loss of $8,380 and $193,173 respectively for the same periods in 2006. The increase is primarily due to an increase in Selling, General and Administrative expenses, as well as an increase in interest expenses as mentioned above.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $3,745,968 and carrier deposits of $750,489.

Cash and cash equivalents generally consist of cash and money market funds.

The Company incurred a net loss of $860,827 and $2,058,435 respectively for the three and six months ended June 30, 2007. The Company's current assets exceeded its current liabilities by $1,206,270 at June 30, 2007.

On January 11, 2007, the Company completed the sale of $2,475,000 of promissory notes (the "Notes"). The Notes (see also below) are in the aggregate principal amount of $3,500,000, mature on September 30, 2008 and have a stated interest rate of 12% per annum. Interest is payable on February 12, 2008, and at maturity on September 30, 2008. The Company also granted to the note holders 2,475,000 warrants that are exercisable at $0.18 per share and expire on January 11, 2012. The gross proceeds were recorded net of a debt discount of approximately $503,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the Notes. The Company paid the private placement agents a cash fee of $321,750, which was capitalized as deferred financing fees and will be amortized over the life of the Notes. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock prior to conversion.

On January 17, 2007, the Company completed the sale of an additional $750,000 of Notes. The Company also granted to the note holders 750,000 warrants that are exercisable at $0.18 per share and expire January 17, 2012. The gross proceeds were recorded net of a debt discount of $150,000 for the value of the warrants. The debt discount was calculated using the Black Scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the Notes. The Company paid the private placement agents a cash fee of $97,500, which were capitalized and will be amortized over the life of the Notes. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days of the average closing price of the Company’s common stock prior to conversion.

On February 12, 2007, the Company completed the sale of an additional $275,000 of Notes. The Company also granted to the note holders 275,000 warrants that are exercisable at $0.18 per share and expire February 15, 2012. The gross proceeds were recorded net of a debt discount of $63,000 for the value of the warrants. The debt discount was calculated using the black scholes option valuation model for the value of the warrants and will accrete to interest expense over the term of the Notes. The Company paid the private placement agents a cash fee of $35,750, which was capitalized and will be amortized over the life of the Notes. In the event of default any unpaid principal and accrued interest will become convertible at the option of the note holders at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock.

In the event of default, the Notes and accrued interest will become convertible into shares of the Company’s common stock at the lower of $0.15 or 85% of the last 10 days average closing price of the Company’s common stock prior to conversion. Accordingly, since the number of shares of the Company’s common stock, that the Notes and accrued interest may convert into is indeterminate, the Company may not have sufficient authorized shares in the future to settle conversions or exercises of non-employee instruments, such as warrants and non-employee stock options. The embedded conversion option on the Notes, as well as the aforementioned previously issued instruments which are outstanding would be required to be recorded as liabilities at fair value under the guidance of EITF 00-19. EITF 00-19 requires that the fair market value of these derivative instruments be reassessed at each balance sheet date.

Under the terms of the promissory notes entered into January and February 2007, the Company has agreed to file a registration statement to register the shares underlying the warrants within 120 days from the date of the first closing. The Company is required to use its best efforts for the registration statement to be declared effective. The Company filed its registration statement on Form SB-2 on May 11, 2007, pursuant to this agreement and received a comment letter from the SEC on June 8, 2007. The Company intends to file an amendment to this registration statement responding to the SEC’s comments shortly following the filing of this quarterly report.

In January and February 2007, the Company granted an aggregate of 350,000 warrants to the private placement agents in connection to the promissory notes aggregating $3.5 million. The warrants are exercisable at $0.18 per share, are fully vested and have a life of 5 years. The warrants were valued using the Black-Scholes option model and as a result the Company capitalized $90,112, which was capitalized and is being amortized over the life of the promissory notes.

In connection with the $3,500,000 of promissory note financing the Company incurred fees of $455,000 and granted 350,000 warrants to the private placement agent for services provided. The warrants are exercisable at $0.18 per share, have a life of five years and carry a cashless exercise provision. The estimated fair value of the warrants is $90,112 using the Black-Scholes option valuation model. The total cost of $545,112 has been capitalized as a deferred financing fee and is being amortized to interest expense over the term of the promissory notes. For the 6-month period ended June 30, 2007, the Company has amortized $140,667 to interest expense.

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

While we raised capital in January 2007 to meet our immediate working capital and financing needs, additional financing is now required in order to fulfill our business plan objectives and support our projected operating cash flow requirements until we expect to generate positive cash flows. We are presently seeking additional financing in the form of equity or debt in order to provide the necessary working capital to see the Company through its expansion phase. There is no guarantee that we will be successful in raising the additional funds that may be required.

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

Critical Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of IT Group Holdings Inc. and its wholly owned operating subsidiary ITPLC. All significant inter-company accounts and transactions have been eliminated at consolidation.

Loss Per Common Share

Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Warrants have been excluded as common stock equivalents in the diluted earnings per share because their effect would be anti-dilutive. The aggregate number of potential common stock equivalents outstanding as of June 30, 2007 and 2006 not included in basic and diluted net loss per share is as follows:

	As of June 30,
	2007	2006

Warrants to purchase common stock	10,510,000	—

Deferred Financing Fees

Loan origination fees and other costs incurred arranging financing are capitalized as deferred financing fees. The costs are amortized over the respective lives of the obligations. Deferred financing fees totaled $545,112 less related accumulated amortization of $140,667 at June 30, 2007, and are classified as deferred financing fees, net, in the accompanying unaudited condensed consolidated balance sheet.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock, warrants and stock appreciation rights. Under SFAS 123R, SBP awards result in compensation cost that will be measured at fair value on the awards grant date, based on

Stock Based Compensation (Continued)

the estimated number of awards that are expected to vest. Compensation cost for awards that vest will not be reversed if the awards expire without being exercised. The Company estimates the fair value of each stock option grant using the Black-Scholes option pricing model.

As of June 30, 2007, the Company had no outstanding employee stock options. The Company did not grant any options to employees during the six months ended June 30, 2007 and 2006. The adoption of SFAS 123R did not affect the Company’s condensed consolidated financial statements, for the periods ended June 30, 2007 and 2006, but may have a material impact if options are granted in the future.

In January and February 2007, the Company granted an aggregate of 350,000 warrants to private placement agents in connection with promissory notes aggregating $3.5 million. The warrants are exercisable at $0.18 per share, are fully vested and have a life of 5 years. The warrants were valued using the Black Scholes option model and as a result the Company capitalized $90,112 to deferred financing fees and is amortizing the cost over the term of the notes.

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

The assumptions used in the Black-Sholes Option Pricing Model to calculate the estimated fair value of the warrants are as follows:

Risk Free Rate	4.98-5.03%
Expected Life of Warrants	5 years
Expected Volatility of Warrants (based on historical volatility)	425-434%
Expected Dividend Yield of Stocks	0.00

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

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net losses and all changes to the statements of stockholders’ equity, except for changes that relate to investments made by stockholders, changes in paid-in capital and distributions. Comprehensive income (loss) for the three and the six months ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006
Net loss	$(860,827)	$(8,380)	$(2,058,435)	$(193,173)
Other comprehensive income (foreign currency translation adjustments)	73,049	142,511	99,577	150,421
Comprehensive income (loss)	$(787,778)	$(134,131)	$(1,958,858)	$(42,752)

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

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments”. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our chief executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures were ineffective as a result of those significant deficiencies and material weaknesses as discussed in the following paragraph.

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

We have implemented certain procedures to help minimize the risks associated with this significant deficiency, including using the services of an interim financial and accounting consultant to review, compile and consolidate our financial statements on a quarterly and annual basis. We have approved the internal process to bring in a higher level of accounting expertise for purposes of properly recording transactions and control account reconciliations. When resources permit, we do intend to hire a chief financial officer with appropriate public company experience to relieve our chief executive officer of his current chief financial officer duties.

Changes in Internal Controls

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during the period covered by this report. As a result we are confident our financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, fairly present in all material respects our financial condition and results of operations.

In order to mitigate the aforementioned significant deficiency and material weakness, in the early portion of the three and six months ended June 30, 2007, we engaged the above-referred to financial and accounting consultant to oversee the Company's financial reporting. We anticipate that the improvements in our disclosure controls and procedures will be reflected in future quarters.

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

ITEM 1 - LEGAL PROCEEDINGS.

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
August 17, 2007